Form 10QSB
period 1997-03-31
AUGMENT SYSTEMS INC
filed 1997-07-01
CIK 1004605

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
(Mark One)

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

(  )     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission file number      0-22341
                       ------------------

                              AUGMENT SYSTEMS, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                             04-3089539
          --------                                             ----------
(State or other jurisdiction of                             (I. R. S. Employer
 incorporation or organization)                             Identification No.)


     2 ROBBINS ROAD WESTFORD, MA                       01886
     ---------------------------                       -----
(Address of principal executive offices)             (Zip Code)

                                  508-392-8626
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Transitional Small Business Disclosure Format:

         Yes               No      X
            -----------       -----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days. YES         NO    X
                                             ------     -------

Indicate the number of shares outstanding of each of the issuer's classes of Stock, as of the latest practicable date: As of July 1, 1997,


            Class                                   Outstanding at July 1, 1997
            -----                                   ---------------------------
Common Stock, $.01 par value per share                      4,713,319




                              AUGMENT SYSTEMS, INC.

                                      INDEX


                                                                          PAGES

PART I                     FINANCIAL INFORMATION

         Item 1    Financial Statements

                   Balance Sheets as of March 31, 1997
                                 And December 31, 1996                       3

                   Statements of Operations for the three month
                     periods ended March 31, 1997 and 1996                   4

                   Statements of Cash Flows for the three month
                     periods ended March 31, 1997 and 1996                   5

                   Notes to Financial Statements                           6-7

         Item 2    Management's Discussion and Analysis of
                     Financial Condition and Results of Operations         8-9

PART II                    OTHER INFORMATION

         Item 1    Legal Proceedings
         Item 2    Changes in Securities
         Item 3    Defaults Upon Senior Securities
         Item 4    Submission of  Matters to a Vote of Security-Holders
         Item 5    Other Information
         Item 6    Exhibits and Reports or Form 8-K                         10

         Signatures                                                         11



                             AUGMENT SYSTEMS, INC.
                                 BALANCE SHEETS

                                                                                      March 31,            December 31,
                                                                                       1997                   1996
                                                                                  -------------------   --------------------
                                                                                     (unaudited)
                                    ASSETS
Current Assets:
      Cash.................................................                        $         116,761     $          452,753
      Inventories..........................................                                1,327,746                589,351
      Prepaid expenses.....................................                                  112,500                 97,500
                                                                                  -------------------   --------------------
            Total current assets...........................                                1,557,007              1,139,604
Property and equipment, net................................                                  313,736                348,889
Deferred financing costs, net..............................                                  754,992                176,815
Other assets...............................................                                   13,745                 13,745
                                                                                  -------------------   --------------------
            Total assets...................................                        $       2,639,480     $        1,679,053
                                                                                  ===================   ====================

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
      Accounts payable.....................................                        $       1,336,183     $          601,274
      Accrued expenses.....................................                                  143,165                196,104
      Short term promissory notes..........................                                3,036,748              1,051,248
      Short term advance...................................                                        -                575,000
      Current portion of capital lease obligations.........                                   19,675                 19,013
                                                                                  -------------------   --------------------
            Total current liabilities......................                                4,535,771              2,442,639
Convertible promissory notes...............................                                   62,248                 62,248
Capital lease obligations, less current portion............                                   22,328                 27,530
                                                                                  -------------------   --------------------
            Total liabilities..............................                                4,620,347              2,532,417
                                                                                  -------------------   --------------------
Commitments
Stockholders' deficit:
      Common stock, $.01 par value;  30,000,000 shares authorized;
        2,913,319 and 2,865,512 shares issued and outstanding at
        March 31, 1997 and December 31, 1996, respectively                                   29,133                 28,655
      Additional paid-in capital...........................                                6,638,216              6,177,194
      Accumulated Deficit..................................                               (8,648,216)            (7,059,213)
                                                                                  -------------------   --------------------
            Total stockholders' deficit....................                               (1,980,867)              (853,364)
                                                                                  -------------------   --------------------
            Total liabilities and stockholders' deficit....                        $       2,639,480     $        1,679,053
                                                                                  ===================   ====================


    The accompanying notes are an integral part of the financial statements.



                             AUGMENT SYSTEMS, INC.
                            Statements of Operations


                                                                   Three Months Ended
                                                        March 31,                       March 31,
                                                          1997                            1996
                                                   --------------------            --------------------
Costs and expenses:
         Research and development                   $          464,047              $          131,342
         General and administrative                            489,138                         155,174
         Sales and marketing                                   541,687                               -
                                                   --------------------            --------------------
                Total cost and expenses             $        1,494,872              $          286,516
                                                   --------------------            --------------------
Loss from operations                                $        1,494,872              $          286,516
                                                   --------------------            --------------------

Other expense:
         Net interest expense                       $           94,131              $           15,071
                                                   --------------------            --------------------
                Total other expense, net            $           94,131              $           15,071
                                                   --------------------            --------------------

Net loss                                            $        1,589,003              $          301,587
                                                   ====================            ====================



                                                                 -0.55                           -0.21
Net loss per common share

Weighted average common and common                           2,913,319                       1,454,700
         equivalent shares outstanding


    The accompanying notes are an integral part of the financial statements.


                              AUGMENT SYSTEMS, INC.
                             Statements of Cash Flow


                                                                                           Three Months Ended
                                                                                   March 31,                 March 31,
                                                                                    1997                   1996
                                                                              --------------------      --------------------
Cash flows from operating activities:
         Net loss                                                                      (1,589,003)                 (301,587)
         Adjustments to reconcile net loss to net cash
             used in operating activities:
         Loss on disposal of fixed assets                                                   8,850                         -
         Depreciation and amortization                                                     40,432                         -
         (Increase) decrease in operating assets and liabilities:
                Prepaid expenses                                                          (15,000)                        -
                Inventory                                                                (738,395)                        -
                Other assets                                                                    -                   (20,000)
                Accounts payable                                                          734,909                     13,120
                Accrued expenses                                                          (52,939)                    59,077
                                                                              --------------------      --------------------
                Net cash used in operating activities                                  (1,611,146)                  (249,390)
                                                                              --------------------      --------------------

Cash flows from investing activities:
         Purchase of property and equipment                                               (14,129)                  (24,521)
                                                                              --------------------      --------------------
                Net cash used for investing activities                                    (14,129)                  (24,521)
                                                                              --------------------      --------------------

Cash flows from financing activities:
         Proceeds from issuance of common stock                                            72,000                    44,145
         Proceeds from issuance of convertible promissory notes                                 -                   347,399
         Proceeds from issuance of short-term promissory notes                          2,375,000                         -
         Repayment of short-term advance                                                 (575,000)                        -
         Payments on capital lease obligations                                             (4,540)                        -
         Payments on promissory notes                                                           -                  (150,000)
         Deferred financing costs                                                        (578,177)                        -
                                                                              --------------------      --------------------
                Net cash provided by financing activities                               1,289,283                   241,544
                                                                              --------------------      --------------------
Net increase (decrease) in cash                                                          (335,992)                   32,431
Cash at beginning of period                                                               452,753                   242,669
Cash at end of period                                                                     116,761                   210,302



    The accompanying notes are an integral part of the financial statements.


                              AUGMENT SYSTEMS, INC.

                           NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

         In fiscal year 1996, and for the first three months of 1997, Augment Systems, Inc. (the "Company"), formerly Augment Systems Incorporated, was a development stage company which develops and sells high-end super server products designed to move large image and text files rapidly and efficiently over computer networks. The Company's initial target markets will be the electronic publishing industry and the Internet/Intranet market. The Company plans to introduce in 1997 a Windows NT-based super server targeted to meet the growing demand for Windows NT-based high performance Internet/Intranet World Wide Web servers and a super server system designed to support multi-platform networks comprised of Macintosh, Windows NT and UNIX-based workstations.

         The accompanying unaudited financial statements are presented in accordance with the requirements for Form 10-QSB and do not include all the disclosures required by generally accepted accounting principles for complete financial statements. Reference should be made to the Company's Prospectus for its initial public offering declared effective on May 12, 1997 for additional disclosures including a summary of the Company's accounting policies.

         In the opinion of management of the Company, the financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position of Augment Systems, Inc. The results of operations for the three months ended March 31, 1997 or any other interim period, are not necessarily indicative of the results to be expected for the full year.



2.   NET LOSS PER SHARE OF COMMON STOCK

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which the Company is required to adopt for both interim and annual periods ending after December 15, 1997. SFAS No. 128 simplifies the earnings per share ("EPS") calculation by replacing primary EPS with basic EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. Fully diluted EPS, now called diluted EPS, is still required. Early application is prohibited, although footnote disclosure of proforma EPS amounts computed is required. Under SFAS 128, proforma basic EPS and diluted EPS for the three months ended March 31, 1997 would not have changed from the amount reported. All other EPS amounts for the periods presented remain the same. Common stock equivalents issued prior to this period have not been included since their effect would be anti-dilutive.



3.    SUBSEQUENT EVENTS

         In April 1997, the Board of Directors declared a three-for-four reverse stock split of the Company's Common Stock. All Common Stock and per share information discussed in the financial statements and notes have been adjusted to give effect for this stock split.

         In April 1997, the Company issued to Venture Management Consultants, LLC ("Venture Management"), of which Fred L. Chanowski, a director of the Company, is a 20% member, a promissory note in the principal amount of $200,000 in consideration for $200,000. The promissory note bears interest at 18% per annum with interest and principal payable at maturity on May 31, 1998.



         On May 16, 1997, the Company completed its initial public offering of 1,800,000 shares of its Common Stock at a price of $5.50 per share and 2,070,000 Redeemable Common Stock Purchase Warrants at $.15 per warrant. Each Redeemable Common Stock Purchase Warrant entitles the holder to purchase one share of Common Stock for $6.60 during the four year period commencing May 12, 1998. The net proceeds from the Company's initial public offering, after deducting underwriting discounts and commissions and estimated expenses payable by the Company were approximately $8,484,000.

         In May 1997, certain warrant holders agreed to the cancellation of warrants to purchase 235,878 shares of Common Stock issued in connection with Short Term Promissory Notes issued between November 1996 and February 1997. No consideration was given in connection with the cancellation of these warrants.

         In May 1997, the Company issued to Venture Management a promissory note in the principal amount of $200,000 in consideration for $200,000. The promissory note bears interest at 18% per annum with interest and principal payable at maturity on June 30, 1998.





                                 AUGMENT SYSTEMS

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996


INTRODUCTION

Since October 1995, the Company had been operating as a development stage company and had been engaged principally in research and development, recruitment of personnel and financing activities. The Company had engaged in limited marketing activities and did not commence shipments of its initial products, which are high-end Macintosh-based super servers, until February 1997. To date, the Company has shipped six systems and recognized initial product revenue in April 1997.

The initial target market for the Company's super server is the electronic publishing industry, both for the creation and preparation of printed material (prepress) and for electronic publishing via the Internet/Intranet. Each of these markets requires the rapid and efficient movement of large image and data files over networks. During 1997, the Company plans to introduce a Windows NT-based server targeted to meet the growing demand for high performance Windows NT-based Internet/Intranet WEB servers. Additionally, the Company plans to introduce a super server system designed to support a multi-platform network comprised of Macintosh, Windows NT and UNIX-based workstations.

RESULTS OF OPERATION

During the three month periods ended March 31, 1997 and 1996, respectively, the Company was operating as a development stage company and as such, did not recognize any revenues from product sales. The Company did not recognize initial revenue until April 1997.

The Company recorded a net loss of $1,589,003 for the three month period ended March 31, 1997, as compared to a net loss of $301,587 for the same period in 1996. The $1,287,416 increase is attributable primarily to an increase in personnel to support research and development, sales and marketing and administration. In addition, the Company increased the level of spending to support engineering development of its server products, to begin a marketing program consisting of attending trade shows and distributing promotional sales material and to establish a worldwide sales organization.

Research and development costs for the three month period ended March 31, 1997 were $464,047 as compared to $131,342 for the same period in 1996. The $332,705 increase is attributable primarily to additional engineering personnel and increased use of consultants associated with the development of the Company's server product. The Company also increased spending for associated engineering supplies and prototype materials in the development of its server product. The Company anticipates that research and development costs will continue to increase through the balance of 1997 as compared to comparable periods in 1996 These costs are expected to be incurred in connection with the development of additional products to support the Windows NT and Unix platforms.

General and administrative costs for the three month period ended March 31, 1997 were $489,138 as compared to $155,174 for the same period in 1996. The $333,964 increase is primarily attributable to additional administrative support, increased spending for outside legal and accounting support and other normal operating expenses.

Selling and marketing costs for the three month period ended March 31, 1997 were $541,687. The $541,687 increase is attributable to an increase in marketing support and sales personnel, participation in various trade shows and increased spending on sales promotional material. The Company anticipates that selling and marketing expenses will continue to increase through the balance of 1997 as the Company develops its sales and distribution channels and expands its marketing efforts.



The Company currently has 46 full-time employees and 12 independent contractors and plans to hire an additional 50 full time employees in various capacities over the next 12 months. Additional personnel may be required depending on the level of business activity. The Company expects, however, to continue its current practice of utilizing independent consultants on an as-needed basis rather than exclusively hiring additional full time employees.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations since October 1995 principally from a combination of debt and equity financings totalling approximately $18,280,000. From October 1995 through April 1996, the Company issued convertible promissory notes in the aggregate principal amount of approximately $864,000. Approximately $802,000 of the principal balance of these notes plus accrued interest were converted into shares of Common Stock in November 1996 at a conversion price of $4.00 per share. In December 1996 and February 1997, the Company raised gross proceeds of $3,585,000 in a private placement of promissory notes and common stock purchase warrants. The promissory notes bear interest at 12% per annum and are to be repaid from the proceeds of its initial public offering. In addition, from September 1995 through August 1996, the Company issued 1,653,623 shares of its Common Stock for approximately $3,372,000 in gross proceeds. In each of April 1977 and May 1977 the Company issued to Venture Management Consultants, LLC, of which Fred Chanowski, a director of the Company, is a 20% member, a promissory note in the principal amount of $200,000 in consideration for $200,000. The promissory notes both bear interest at 18% per annum with interest and principal payable at maturity on May 31, 1998 and June 30, 1998, respectively.

On May 16, 1997, the Company completed its initial public offering of 1,800,000 shares of its Common Stock at a price of $5.50 per share and 2,070,000 Redeemable Common Stock Purchase Warrants at $.15 per warrant. Each Redeemable Common Stock Purchase Warrant entitles the holder to purchase one share of Common Stock for $6.60 during the four year period commencing May 12, 1998. The net proceeds from the Company's initial public offering, after deducting underwriting discounts and commissions and estimated expenses payable by the Company were approximately $8,484,000. The net proceeds of the Company's initial public offering and cash generated from operations, are expected to meet the Company's funding needs to achieve its objectives and growth strategy for at least the next 12 months. The Company also plans to seek additional working capital funding from traditional lines of credit and lease lines from institutional lenders.

As a result of the Company's recurring losses, the Company's auditors have expressed substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recovery and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

FORWARD LOOKING STATEMENTS

         This report contains forward looking statements that describe the Company's business prospects. These statements involve risks and uncertainties including, but not limited to, regulatory uncertainty, level of demand for the Company's products and services, product acceptance, industry wide competitive factors, seasonality factors, timing of completion of major equipment projects and political, economic or other conditions. Furthermore, market trends are subject to changes which could adversely affect future results.





                           PART 11. OTHER INFORMATION



ITEM 1.           LEGAL PROCEEDINGS
                  In November 1996 a lawsuit was filed against the Company in Suffolk Superior Court (Massachusetts) by an executive recruitment agency alleging a breach of contract and seeking damages in the amount of $50,000. In connection with the lawsuit, one of the Company's bank accounts has been attached in the amount of $50,000 pending the resolution of this matter.

ITEM 2.           CHANGES IN SECURITIES
                  NONE

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES
                  NONE

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  NONE

ITEM 5.           OTHER INFORMATION
                  NONE

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  NONE




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AUGMENT SYSTEMS, INC.

Date: July 1, 1997                    By: /s/Lorrin G. Gale
                                          -----------------
                                            Lorrin G. Gale
                                            President & Chief Executive Officer
                                            (Principal Executive Officer)


Date: July 1, 1997                    By: /s/Duane A. Mayo
                                          ----------------
                                            Duane A. Mayo
                                            Chief Financial Officer, Treasurer
                                            and Secretary (Principal Financial &
                                            Accounting Officer)



