Form 10QSB
period 1997-06-30
AUGMENT SYSTEMS INC
filed 1997-08-14
CIK 1004605

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

                                  508-392-8626
                                  ------------
              (Registrant's telephone number, including area code)

Transitional Small Business Disclosure Format:

         Yes               No     X
               -------         -------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

         YES               NO     X
               -------        ---------

Indicate the number of shares outstanding of each of the issuer's classes of Stock, as of the latest practicable date: As of August 15, 1997,

             Class                                Outstanding at August 15, 1997
             -----                                ------------------------------
Common Stock, $.01 par value per share                        4,713,739






                              AUGMENT SYSTEMS, INC.

                                      INDEX


                                                                           PAGES

PART I              FINANCIAL INFORMATION

       Item 1           Financial Statements

                        Balance Sheets as of June 30, 1997
                            and December 31, 1996                              3

                        Statements of Operations for the three months
                          and six months ended June 30, 1997 and 1996          4

                        Statements of Cash Flows for the six months
                          ended June 30, 1997 and 1996                         5

                        Notes to Financial Statements                        6-7

       Item 2           Management's Discussion and Analysis of
                          Financial Condition and Results of Operations      8-9

PART II             OTHER INFORMATION

       Item 1           Legal Proceedings                                     10
       Item 2           Changes in Securities                                 10
       Item 3           Defaults Upon Senior Securities                       10
       Item 4           Submission of  Matters to a Vote of Security-Holders  10
       Item 5           Other Information                                     10
       Item 6           Exhibits and Reports or Form 8-K                      10

       Signatures                                                             11





                                 BALANCE SHEETS

                                                                    JUNE 30,         DECEMBER 31,
                                                                      1997               1996
                                                                ----------------   ----------------
                                     ASSETS

Current Assets:
    Cash                                                        $      2,688,391   $        452,753
    Accounts Receivable                                                  513,761   $           -
    Inventories                                                        1,644,932            589,351
    Prepaid expenses                                                     115,700             97,500
                                                                ----------------   ----------------
          Total current assets                                         4,962,784          1,139,604
Property and equipment, net                                              329,199            348,889
Deferred financing costs, net                                               -               176,815
Other assets                                                              13,745             13,745
                                                                ----------------   ----------------
          Total assets                                          $      5,305,728   $      1,679,053
                                                                ================   ================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                            $      1,089,862   $        601,274
    Accrued expenses                                                      91,796            196,104
    Short term promissory notes                                          400,000          1,051,248
    Short term advance                                                      -               575,000
    Deposits from Customers                                               22,951
    Current portion of capital lease obligations                          19,395             19,013
                                                                ----------------   ----------------
          Total current liabilities                                    1,624,005          2,442,639
Convertible promissory notes                                              41,495             62,248
Capital lease obligations, less current portion                           17,938             27,530
Deferred Revenue                                                          22,125
                                                                ----------------   ----------------
          Total liabilities                                            1,705,563          2,532,417
                                                                ----------------   ----------------
Commitments
Stockholders' deficit:
    Common stock, $.01 par value;  30,000,000 shares  authorized;
      4,713,319 and 2,865,512 shares issued and outstanding at
      June 30, 1997 and December 31, 1996, respectively                   47,133             28,655
    Additional paid-in capital                                        13,874,710          6,177,194
    Accumulated Deficit                                              (10,321,678)        (7,059,213)
                                                                ----------------   ----------------
          Total stockholders' deficit                                  3,600,165           (853,364)
                                                                ----------------   ----------------
          Total liabilities and stockholders' deficit           $      5,305,728   $      1,679,053
                                                                ================   ================


The accompanying notes are an integral part of the financial statements.

                            STATEMENTS OF OPERATIONS

                                                          THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                               JUNE 30,                              JUNE 30,
                                                         1997           1996                   1997           1996
                                                     -----------     -----------           -----------     -----------
Sales                                                $   567,223     $     --              $   567,223     $     --
Cost of sales                                            247,481           --                  247,481           --
                                                     -----------                           -----------
Gross margin                                             319,742           --                  319,742           --
Operating expenses:
         Research and development                        662,873         383,809             1,126,920         515,151
         General and administrative                      580,160         255,873             1,069,298         411,047
         Sales and marketing                             700,400           --                1,242,087           --
                                                     -----------     -----------           -----------     -----------

                Total cost and expenses              $ 1,943,433     $   639,682           $ 3,438,305     $   926,198
                                                     -----------     -----------           -----------     -----------
Loss from operations                                 $(1,623,691)    $  (639,682)          $ 3,118,563     $   926,198
                                                     -----------     -----------           -----------     -----------

Other expense:
         Net interest expense                        $    49,771     $    36,272           $   143,902     $    51,343
                                                     -----------     -----------           -----------     -----------
                Total other expense, net             $    49,771     $    36,272           $   143,902     $    51,343
                                                     -----------     -----------           -----------     -----------
Net loss                                             $(1,673,462)    $  (675,954)          $(3,262,465)    $  (977,541)
                                                     ===========     ===========           ===========     ===========


Net loss per common share                                  (0.43)          (0.54)                (0.96)          (0.84)
                                                     ===========     ===========           ===========     ===========

Weighted average common and common                     3,902,330       1,241,262             3,410,557       1,166,627
                                                     ===========     ===========           ===========     ===========
         equivalent shares outstanding

The accompanying notes are an integral part of the financial statements.

                             STATEMENTS OF CASH FLOW

                                                                            SIX MONTHS ENDED
                                                                       JUNE 30,          JUNE 30,
                                                                         1997              1996
                                                                      ----------        ----------
Cash flows from operating activities:
         Net loss                                                     (3,262,465)         (977,541)
         Adjustments to reconcile net loss to net cash
            used in operating activities:
             Depreciation and amortization                                42,033            55,083
         (Increase) decrease in operating assets and liabilities:
             Prepaid expenses                                            (18,200)         (107,300)
             Accounts receivable                                        (513,761)             --
             Inventory                                                (1,055,581)           (6,822)
             Other assets                                                   --              (1,934)
             Accounts payable                                            488,588            74,793
             Accrued expenses                                           (104,308)          216,142
                                                                      ----------        ----------
                  Net cash used in operating activities               (4,423,694)         (747,579)
                                                                      ----------        ----------

Cash flows from investing activities:
         Purchase of property and equipment                               57,493           182,463
                                                                      ----------        ----------
                  Net cash used for investing activities                  57,493           182,463
                                                                      ----------        ----------

Cash flows from financing activities:
         Proceeds from issuance of common stock                        8,985,240         1,054,862
         Proceeds from issuance of convertible promissory notes             --             791,662
         Proceeds from noninterest bearing loans from stock-
         holders                                                            --               3,392
         Proceeds from issuance of short-term promissory notes         2,775,000              --
         Repayment of short-term advance                                (575,000)             --
         Payments on capital lease obligations                            (9,210)             (739)
         Payments on short-term promissory notes                      (3,585,000)         (150,000)
         Payment on long-term convertible promissory notes               (20,753)             --
         Interest on short-term promissory notes                        (137,283)             --
         Purchase of treasury stock                                         --              (7,000)
         Deferred financing costs                                       (716,170)         (114,971)
                                                                      ----------        ----------
                  Net cash provided by financing activities            6,716,825         1,577,206
                                                                      ----------        ----------
Net increase (decrease) in cash                                        2,235,638           647,164
Cash at beginning of period                                              452,753           242,734
                                                                      ----------        ----------
Cash at end of period                                                  2,688,391           889,898
                                                                      ==========        ==========


The accompanying notes are an integral part of the financial statements.

                              AUGMENT SYSTEMS, INC.

                           NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

In fiscal year 1996, and for the first three months of fiscal year 1997, Augment Systems, Inc. (the "Company"), formerly Augment Systems Incorporated, was a development stage company engaged in the development of high-end super server products designed to move large image and text files rapidly and efficiently over computer networks. The Company's initial target markets are the electronic publishing industry and the Internet/Intranet market. The Company plans to introduce in 1997 a Windows NT-based super server targeted to meet the growing demand for Windows NT-based high performance Internet/Intranet World Wide Web servers and a super server system designed to support multi-platform networks comprised of Macintosh, Windows NT and UNIX-based workstations.

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

In the opinion of management of the Company, the financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position of Augment Systems, Inc. The results of operations for the three and six month periods ended June 30, 1997 or any other interim period, are not necessarily indicative of the results to be expected for the full year.



2.   NET LOSS PER SHARE OF COMMON STOCK

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which the Company is required to adopt for both interim and annual periods ending after December 15, 1997. SFAS No. 128 simplifies the earnings per share ("EPS") calculation by replacing primary EPS with basic EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. Fully-diluted EPS, now called diluted EPS, is still required. Early application is prohibited, although footnote disclosure of proforma EPS amounts computed is required. Under SFAS 128, proforma basic EPS and diluted EPS for the six months ended June 30, 1997 would not have changed from the amount reported. All other EPS amounts for the periods presented remain the same. Common stock equivalents issued prior to this period have not been included since their effect would be anti-dilutive.



3.    STOCKHOLDERS EQUITY

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



4.   SHORT-TERM PROMISSORY NOTES

In April 1997, the Company issued to Venture Management Consultants, LLC ("Venture Management"), of which Fred L. Chanowski, a director of the Company, is a 20% member, a promissory note in the principal amount of $200,000 in consideration for $200,000. The promissory note bears interest at 18% per annum with interest and principal payable at maturity on May 31, 1998. The principal balance of this note was repaid in August 1997.

In May 1997, the Company issued to Venture Management a promissory note in the principal amount of $200,000 in consideration for $200,000. The promissory note bears interest at 18% per annum with interest and principal payable at maturity on June 30, 1998. The principal balance of this note was repaid in August 1997.



5.   SUBSEQUENT EVENTS

In July 1997, the Company obtained a $3,000,000 working line of credit from Fleet National Bank. Borrowings on the facility will bear interest at prime plus
 .50%. Borrowings are limited to 75% of eligible domestic accounts receivable, and are secured by all assets of the Company.

                              AUGMENT SYSTEMS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

THREE AND SIX MONTH  PERIOD  ENDED JUNE 30,  1997  COMPARED TO THE THREE AND SIX
                        MONTH PERIOD ENDED JUNE 30, 1996


INTRODUCTION

Since October 1995 and through March 1997, the Company had been operating as a development stage company and had been engaged principally in research and development, recruitment of personnel and financing activities. The Company had engaged in limited marketing activities and did not commence shipments of its initial products, which are high-end Macintosh-based super servers, until February 1997. During the second quarter ended June 30, 1997, the Company commenced commercial shipment of its server product and recognized initial product revenue in April 1997.

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

RESULTS OF OPERATION

During the three months ended June 30, 1997, the Company recognized initial product revenues of $567,223. Gross product margins on product sales were 56%. The Company anticipates increased revenues for the balance of 1997 with the continued development of its sales channels. Gross product margins may vary slightly with the distribution of products into OEM's, third party resellers and end users. Prior to the second quarter ended June 30, 1997, the Company was a development stage company and had not recognized revenues.

The Company recognized a net loss of $1,673,462 and $3,262,465, respectively, for the three and six month periods ended June 30, 1997 as compared to net losses of $675,954 and $977,541 for the same periods in 1996. The increases in net loss of $997,508 and $2,284,924 for the three and six month periods, respectively, are attributable primarily to an increase in personnel to support research and development, sales and marketing and administration. In addition, the Company increased the level of spending to support engineering development of its server products, began a marketing program consisting of attending trade shows and distributing promotional sales material and began to establish a worldwide sales organization.

Research and development costs for the three and six month periods ended June 30, 1997 were $662,873 and $1,126,920 as compared to $383,809 and $515,151 for the same periods in 1996. The $279,064 and $611,769 increases for the three and six month periods, respectively, are attributable primarily to additional engineering personnel and increased use of consultants associated with the development of the Company's server product. The Company also increased spending for associated engineering supplies and prototype materials used in the development of its server product. The Company anticipates that research and development costs will continue to increase through the balance of 1997 as compared to comparable periods in 1996. These costs are expected to be incurred in connection with the development of additional products to support Windows NT and Unix platforms.


General and administrative costs for the three and six month periods ended June 30, 1997 were $580,160 and $1,069,298 as compared to $255,873 and $411,047 for the same periods in 1996. The $324,287 and $658,251 increases for the three and six month periods, respectively, are primarily attributable to additional administrative support, increased spending for outside legal and accounting support and other normal operating expenses.

Selling and marketing costs for the three and six month periods ended June 30, 1997 were $700,400 and $1,242,087. The $541,687 increase is attributable to an increase in marketing support and sales personnel, participation in various trade shows and increased spending on sales promotional material. The Company anticipates that selling and marketing expenses will continue to increase through the balance of 1997 as the Company develops its sales and distribution channels and expands its marketing efforts.

The Company currently has 50 full-time employees and 12 independent contractors and plans to hire an additional 50 full-time employees in various capacities over the next 12 months. Additional personnel may be required depending on the level of business activity. The Company expects, however, to continue its current practice of utilizing independent consultants on an as-needed basis rather than exclusively hiring additional full time employees.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations since October 1995 principally from a combination of debt and equity financings totaling approximately $18,280,000. From October 1995 through April 1996, the Company issued convertible promissory notes in the aggregate principal amount of approximately $864,000. Approximately $802,000 of the principal balance of these notes plus accrued interest were converted into shares of Common Stock in November 1996 at a conversion price of $4.00 per share. In December 1996 and February 1997, the Company raised gross proceeds of $3,585,000 in a private placement of promissory notes and common stock purchase warrants. The promissory notes, bearing interest at 12% per annum, were repaid from the proceeds of its initial public offering. In addition, from September 1995 through August 1996, the Company issued 1,653,623 shares of its Common Stock for approximately $3,372,000 in gross proceeds. In each of April 1997 and May 1997 the Company issued to Venture Management Consultants, LLC, of which Fred Chanowski, a director of the Company, is a 20% member, a promissory note in the principal amount of $200,000 in consideration for $200,000. The promissory notes both bear interest at 18% per annum with interest and principal payable at maturity on May 31, 1998 and June 30, 1998, respectively. The principal balance of these notes was repaid in August 1997.

On May 16, 1997, the Company completed its initial public offering of 1,800,000 shares of its Common Stock at a price of $5.50 per share and 2,070,000 Redeemable Common Stock Purchase Warrants at $.15 per warrant. Each Redeemable Common Stock Purchase Warrant entitles the holder to purchase one share of Common Stock for $6.60 during the four year period commencing May 12, 1998. The net proceeds from the Company's initial public offering, after deducting underwriting discounts and commissions and estimated expenses payable by the Company were approximately $8,484,000. The net proceeds of the Company's initial public offering plus cash anticipated to be generated from operations and funds available under the Company's line of credit, are expected to meet the Company's funding needs to achieve its objectives and growth strategy for at least the next 12 months.

In July 1997, the Company obtained a $3,000,000 working line of credit from Fleet National Bank. Borrowings on the facility will bear interest at prime plus
 .50%. Borrowings are limited to 75% of eligible domestic accounts receivable and are secured by all assets of the Company.

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

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that describe the Company's business prospects. These statements involve risks and uncertainties including, but not limited to, rapid technology changes, regulatory uncertainty, level of demand for the Company's products and services, product acceptance, industry wide competitive factors, timing of completion of major equipment projects and political, economic or other conditions. Furthermore, market trends are subject to changes which could adversely affect future results. Reference should be made to the Company's Prospectus for its initial public offering declared effective on May 12, 1997 for additional discussion concerning such risk factors.

                           PART II. OTHER INFORMATION



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

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES
                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  None

ITEM 5.           OTHER INFORMATION
                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  10.20 -  Loan Letter Agreement with Fleet Bank

                  10.21 -  $3,000,000 Promissory Note issued to Fleet Bank

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AUGMENT SYSTEMS, INC.

Date: August 14, 1997                    By: /s/Lorrin G. Gale
                                             -----------------
                                             Lorrin G. Gale
                                             President & Chief Executive Officer
                                             (Principal Executive Officer)


Date: August 14, 1997                    By: /s/Duane A. Mayo
                                             ----------------
                                             Duane A. Mayo
                                             Chief Financial Officer,  Treasurer
                                             and Secretary  (Principal Financial
                                             & Accounting Officer)