Form 10QSB
period 1997-09-30
AUGMENT SYSTEMS INC
filed 1997-11-14
CIK 1004605

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
(Mark One)

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission file number   0-22341
                         -------

                              AUGMENT SYSTEMS, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                              04-3089539
                  --------                              ----------
(State or other jurisdiction of incorporation         (I.R.S. Employer
or organization)                                     Identification No.)

2 Robbins Road Westford, MA                                     01886
---------------------------                                     -----
(Address of principal executive offices)                      (Zip Code)

                                  978-392-8626
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Transitional Small Business Disclosure Format:
         Yes____________  No _______X_______

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES____X_____ NO______ ______

Indicate the number of shares outstanding of each of the issuer's classes of Stock, as of the latest practicable date: As of November 14, 1997,

           Class                                Outstanding at November 14, 1997
--------------------------------------          --------------------------------
Common Stock, $.01 par value per share                       4,713,319

                              AUGMENT SYSTEMS, INC.

                                      INDEX


                                                                           PAGES

PART I               FINANCIAL INFORMATION

         Item 1      Financial Statements

                     Balance Sheets as of September 30, 1997
                               and December 31, 1996                           3

                     Results of Operations for the three months
                       and nine months ended September 30, 1997 and 1996       4

                     Statements of Cash Flows for the nine months
                       ended September 30, 1997 and 1996                       5

                     Notes to Financial Statements                           6-7

         Item 2      Management's Discussion and Analysis of
                       Financial Condition and Results of Operations        8-10

PART II              OTHER INFORMATION

         Item 1      Legal Proceedings                                        11
         Item 2      Changes in Securities                                    11
         Item 3      Defaults Upon Senior Securities                          11
         Item 4      Submission of  Matters to a Vote of Security-Holders     11
         Item 5      Other Information                                        11
         Item 6      Exhibits and Reports or Form 8-K                         11

         Signatures                                                           12

                              AUGMENT SYSTEMS, INC.
                                 BALANCE SHEETS


                                                                                  SEPTEMBER 30,   DECEMBER 31,
                                                                                      1997            1996
                                                                                  -------------   ------------
                             ASSETS

Current Assets:
    Cash                                                                           $    219,615    $    452,753
    Accounts receivable, net                                                          1,164,870            --
    Inventories                                                                       1,098,004         589,351
    Prepaid expenses                                                                    135,027          97,500
                                                                                   ------------    ------------
          Total current assets                                                        2,617,516       1,139,604
Property and equipment, net                                                             360,835         348,889
Capitalized software costs                                                              265,000            --
Deferred financing costs, net                                                              --           176,815
Other assets                                                                            100,548          13,745
                                                                                   ------------    ------------
          Total assets                                                             $  3,343,899    $  1,679,053
                                                                                   ============    ============

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                                               $  1,538,220    $    601,274
    Accrued expenses                                                                    105,883         196,104
    Short term promissory notes                                                         350,000       1,051,248
    Short term advance                                                                     --           575,000
    Current portion of capital lease obligations                                         17,115          19,013
    Deferred revenue                                                                     53,279            --
                                                                                   ------------    ------------
          Total current liabilities                                                   2,064,497       2,442,639
Convertible promissory notes                                                             41,495          62,248
Capital lease obligations, less current portion                                          15,386          27,530
                                                                                   ------------    ------------
          Total liabilities                                                           2,121,378       2,532,417
                                                                                   ------------    ------------

Commitments
Stockholders' Equity (deficit):
    Common stock, $.01 par value;  30,000,000 shares  authorized;  4,713,319 and
      2,865,512 shares issued and outstanding at
      September 30, 1997 and December 31, 1996, respectively                             47,133          28,655
    Additional paid-in capital                                                       13,874,710       6,177,194
    Accumulated deficit                                                             (12,699,322)     (7,059,213)
                                                                                   ------------    ------------
          Total stockholders' equity (deficit)                                        1,222,521        (853,364)
                                                                                   ------------    ------------
          Total liabilities and stockholders' equity                               $  3,343,899    $  1,679,053
                                                                                   ============    ============


The accompanying notes are an integral part of the financial statements.

                              AUGMENT SYSTEMS, INC.
                              RESULTS OF OPERATIONS




                                                    THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                       SEPTEMBER 30,                              SEPTEMBER 30,
                                                  1997               1996                    1997               1996
                                            -----------------  -----------------       -----------------  -----------------

Sales                                            $   776,387       $         -             $  1,343,610       $        -
Cost of sales                                        325,341                 -                  572,822                -
                                            -----------------                          -----------------
Gross margin                                         451,046                 -                  770,788                -
Operating expenses:
         Research and development                    728,409          1,204,958               1,855,329          1,720,109
         General and administrative                1,452,791            225,556               2,522,089            636,603
         Sales and marketing                         651,023            231,261               1,893,110            231,261
                                            -----------------  -----------------       ----------------   -----------------
                Total cost and expenses          $ 2,832,223       $  1,661,775            $  6,270,528       $  2,587,973
                                            -----------------  -----------------       -----------------  -----------------
Loss from operations                             $(2,381,177)      $ (1,661,775)           $ (5,499,740)      $ (2,587,973)
                                            -----------------  -----------------       -----------------  -----------------

Other (income) expense:
         Net interest (income) expense              $ (3,533)      $     24,031            $    140,369       $     75,374
                                            -----------------  -----------------       -----------------  -----------------
                Total other (income)
                  expense, net                      $ (3,533)      $     24,031            $    140,369       $     75,374
                                            -----------------  -----------------       -----------------  -----------------

Net loss                                         $(2,377,644)      $ (1,685,806)           $ (5,640,109)      $ (2,663,347)
                                            =================  =================       =================  =================



Net loss per common share                              (0.50)             (0.98)                  (1.47)             (1.96)
                                            =================  =================       =================  =================

Weighted average common and common
    equivalent shares outstanding                  4,713,319          1,714,701               3,849,583          1,359,812
                                            =================  =================       =================  =================












The accompanying notes are an integral part of the financial statements.

                              AUGMENT SYSTEMS, INC.
                             STATEMENTS OF CASH FLOW


                                                                                            NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,         SEPTEMBER 30,
                                                                                        1997                   1996
                                                                                    ------------          -------------

Cash flows from operating activities:
         Net loss                                                                     (5,640,109)           (2,663,347)
         Adjustments to reconcile net loss to net cash
             used in operating activities:
             Loss on disposal of fixed assets                                              8,850                  --
             Depreciation and amortization                                               128,854               186,340
         (Increase) decrease in operating assets and liabilities:
             Accounts receivable                                                      (1,164,870)                 --
             Inventories                                                                (508,653)             (149,451)
             Prepaid expenses                                                            (37,527)              (61,662)
             Capitalized software                                                       (265,000)                 --
             Other assets                                                                (86,803)                 --
             Accounts payable                                                            936,946               488,457
             Accrued expenses                                                            (90,221)              217,827
             Deferred revenue                                                             53,279                  --
                                                                                      ----------            ----------
                  Net cash used in operating activities                               (6,665,254)           (1,981,836)
                                                                                      ----------            ----------

Cash flows from investing activities:
         Capital expenditures                                                           (149,650)              487,265
                                                                                      ----------            ----------
                  Net cash provided by (used for) investing activities                  (149,650)              487,265
                                                                                      ----------            ----------

Cash flows from financing activities:
         Proceeds from issuance of common stock                                        8,985,240             2,518,364
         Proceeds from issuance of convertible promissory notes                             --                 249,858
         Proceeds from noninterest bearing loans from stockholders                          --                    --
         Proceeds from issuance of short-term promissory notes                         3,125,000                  --
         Payments on short-term promissory notes                                      (3,826,248)             (150,000)
         Repayment of short-term advance                                                (575,000)                 --
         Principal payments on capital lease obligations                                 (14,042)                 --
         Payment on long-term convertible promissory notes                               (20,753)                 --
         Purchase of treasury stock                                                         --                  (7,000)
         Deferred financing costs                                                     (1,092,431)             (165,143)
                                                                                      ----------            ----------
                  Net cash provided by financing activities                            6,581,766             2,446,079
                                                                                      ----------            ----------
Net increase (decrease) in cash                                                         (233,138)              (23,022)
Cash at beginning of period                                                              452,753               242,669
                                                                                      ----------            ----------
Cash at end of period                                                                    219,615               219,647
                                                                                      ==========            ==========



The accompanying notes are an integral part of the financial statements.

                              AUGMENT SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1997

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

During the fiscal year ended December 31, 1996, and for the first three months of fiscal year 1997, Augment Systems, Inc. (the "Company"), formerly Augment Systems Incorporated, was a development stage company engaged in development of high-end file management network systems designed to move large image and text files rapidly and efficiently over computer networks. The Company's initial target market is the electronic publishing industry. In September 1997 the Company introduced a Windows NT-based client for its file management network systems and plans to introduce UNIX client support during 1998 providing for multi-platform networks comprised of Macintosh, Windows NT and UNIX-based workstations. The Company also plans to introduce in 1998 a Windows NT-based super server targeted to meet the growing demand for a Windows NT-based high-performance file management network system.

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

In the opinion of management of the Company, the financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position of Augment Systems, Inc. The results of operations for the three and nine month periods ended September 30, 1997 or any other interim period, are not necessarily indicative of the results to be expected for the full year.


2.   NET LOSS PER SHARE OF COMMON STOCK

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which the Company is required to adopt for both interim and annual periods ending after December 15, 1997. SFAS No. 128 simplifies the earnings per share ("EPS") calculation by replacing primary EPS with basic EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. Fully diluted EPS, now called diluted EPS, is still required. Early application is prohibited, although footnote disclosure of proforma EPS amounts computed is required. Under SFAS 128, proforma basic EPS and diluted EPS for the three or nine month period ended September 30, 1997 would not have changed from the amount reported. All other EPS amounts for the periods presented remain the same. Common stock equivalents issued prior to this period have not been included since their effect would be anti-dilutive.

                              AUGMENT SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1997



3.    STOCKHOLDERS' EQUITY

In April 1997, the Board of Directors declared a three-for-four reverse stock split of the Company's Common Stock. All Common Stock and per share information discussed in the financial statements and notes have been adjusted to give effect for this stock split.

On May 16, 1997, the Company completed its initial public offering of 1,800,000 shares of its Common Stock at a price of $5.50 per share and 2,070,000 Redeemable Common Stock Purchase Warrants at $.15 per warrant. Each Redeemable Common Stock Purchase Warrant entitles the holder to purchase one share of Common Stock for $6.60 during the four year period commencing May 12, 1998. The net proceeds from the Company's initial public offering, after deducting underwriting discounts and commissions and certain estimated expenses payable by the Company were approximately $8,484,000.

In May 1997, certain warrant holders agreed to the cancellation of warrants to purchase 235,878 shares of Common Stock issued in connection with Short Term Promissory Notes issued between November 1996 and February 1997. No consideration was given by the Company in connection with the cancellation of these warrants.


4.   SHORT-TERM PROMISSORY NOTES

In September 1997, the Company issued to Venture Management Consultants, LLC ("Venture Management"), of which Fred L. Chanowski, a director of the Company, is a 20% member, a promissory note in the principal amount of $350,000 in consideration for $350,000. The promissory note bears interest at 9% per annum with interest and principal payable at maturity on December 1, 1997 or upon the Company completing a financing resulting in net proceeds to the Company of $2,000,000. In addition, the Company issued to Venture Management a five year warrant to purchase 100,000 shares of the Company's Common Stock at $3.00 per share. The principal balance and interest on this note were repaid in October 1997.


5.   SUBSEQUENT EVENTS

In October 1997, the Company obtained a $750,000 loan from Fleet National Bank. The loan is secured by all of the Company's assets, bears interest at the Fleet Bank's Prime Rate plus 2%, with principal and interest payable by December 31, 1997 or upon completion of a financing resulting in net proceeds to the Company of at least $5,000,000. The $3,000,000 working line of credit the Company secured in July from Fleet National Bank has been temporarily suspended until the Company can secure a financing resulting in net proceeds of $5,000,000 or more. When the Company completes its anticipated financing, borrowings on the facility will bear interest at prime plus 0.50%. Borrowings are limited to 75% of eligible domestic accounts receivable and are secured by all assets of the Company.

                              AUGMENT SYSTEMS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

 THREE AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE AND
                   NINE MONTH PERIOD ENDED SEPTEMBER 30, 1996

INTRODUCTION

Since October 1995 and through March 1997, the Company had been operating as a development stage company and had been engaged principally in research and development, recruitment of personnel and financing activities. The Company had engaged in limited marketing activities and did not commence shipments of its initial products, which are high-end file management network systems, until February 1997. During the second quarter ended June 30, 1997, the Company commenced commercial shipment of its server product and recognized initial revenue in April 1997.

The Company's initial target market is the electronic publishing industry, which requires the rapid and efficient movement of large image and data files over networks. In September 1997 the Company introduced a Windows NT-based client for its file management network systems and plans to introduce UNIX client support during 1998 providing for multi-platform networks comprised of Macintosh, Windows NT and UNIX-based workstations. The Company also plans to introduce in 1998 a Windows NT-based super server targeted to meet the growing demand for a Windows NT-based high-performance file management network system.

RESULTS OF OPERATION

During the three and nine month periods ended September 30, 1997, the Company recognized initial product revenues of $776,387 and $1,343,610 respectively. Gross product margins on product sales were 58% and 57%, respectively. The
Company anticipates increased revenues for the balance of 1997 with the continued development of its sales channel. Gross product margins may vary with the distribution of products into OEM's, third party resellers and end users. Prior to the second quarter ended June 30, 1997, the Company was a development stage company and had not recognized any revenue.

The Company recognized a net loss of $2,377,644 and $5,640,109 for the three and nine month periods ended September 30, 1997 as compared to net losses of $1,685,806 and $2,663,347 for the same periods in 1996. The increases in net loss of $691,838 and $2,976,762 for the three and nine month periods, respectively, are primarily attributable to an increase in personnel to support research and development, sales and marketing and administration activities. In addition, the Company increased the level of spending to support engineering development of its file management network systems products, began a marketing program consisting of attending trade shows and distributing promotional sales material and began to establish a worldwide sales organization.

Research and development costs for the three and nine month periods ended September 30, 1997 were $728,409 and $1,855,329 as compared to $1,204,958 and
$1,720,109 for the same periods in 1996. The $476,549 decrease in the three month period ended September 30, 1997 compared to the three month period ended September 30, 1996 is primarily due to the capitalization of software development costs related to the Company's development of Windows NT Client support. The $135,220 increase in the nine month period ended September 30, 1997 compared to the nine month period ended September 30, 1996 is primarily attributable to additional engineering personnel and increased use of consultants associated with product development. The Company also increased spending for associated engineering supplies and prototype materials used in the development of its server product. The Company anticipates that research and development costs will continue to increase through the balance of 1997 as compared to comparable periods in 1996. These costs are expected to be incurred in connection with the development of additional products to support Windows NT and Unix platforms.

General and administrative costs for the three and nine month periods ended September 30, 1997 were $1,452,791 and $2,522,089 as compared to $225,556 and
$636,603 for the same periods in 1996. The $1,227,235 and $1,885,486 increases for the three and nine month periods, respectively, are primarily attributable to additional administrative support, increased spending for outside legal and accounting support and other normal operating expenses.

Selling and marketing costs for the three and nine month periods ended September 30, 1997 were $651,023 and $1,893,110 as compared to $231,261 and $231,261 for the same periods in 1996. The $419,762 and $1,661,849 increases are attributable to an increase in marketing support and sales personnel, participation in various trade shows and increased spending on sales promotion material. The Company anticipates that selling and marketing expenses will continue to increase through the balance of 1997 as the Company develops its sales and distribution channels and expands its marketing efforts.

The Company currently has 42 full-time employees and 12 independent contractors and plans to hire an additional 50 full-time employees in various capacities over the next 12 months. Additional personnel may be required depending on the level of business activity. The Company expects, however, to continue its current practice of utilizing independent consultants on an as-needed basis rather than exclusively hiring additional full-time employees.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations since October 1995 principally from a combination of debt and equity financings totaling approximately $15,045,000. From October 1995 through April 1996, the Company issued convertible promissory notes in the aggregate principal amount of approximately $864,000. Approximately $802,000 of the principal balance of these notes plus accrued interest was converted into shares of Common Stock in November 1996 at a conversion price of $4.00 per share. In December 1996 and February 1997, the Company raised gross proceeds of $3,585,000 in a private placement of promissory notes and common stock purchase warrants. The promissory notes, bearing interest at 12% per annum, were repaid from the proceeds of its initial public offering. In addition, from September 1995 through August 1996, the Company issued 1,653,623 shares of its Common Stock for approximately $3,372,000 in gross proceeds. In each of April 1997 and May 1997 the Company issued to Venture Management, of which Fred Chanowski, a director of the Company, is a 20% member, a promissory note in the principal amount of $200,000 in consideration for $200,000. The promissory notes had an interest rate of 18% per annum with interest and principal payable at maturity on May 31, 1998 and June 30, 1998, respectively. The principal balance of these notes and the related interest were repaid in August 1997.

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

In July 1997, the Company obtained a $3,000,000 working line of credit from Fleet National Bank. Borrowings on the facility will bear interest at prime plus 0.50%. Borrowings are limited to 75% of eligible domestic accounts receivable and are secured by all assets of the Company. In October 1997, the use of this facility was temporarily suspended until the Company can complete a minimum financing of $5,000,000.

In September 1997 the Company issued to Venture Management, of which Fred Chanowski, a director of the Company, is a 20% member, a promissory note in the principal amount of $350,000 in consideration for $350,000. The promissory note carried an interest rate of 9% per annum with interest and principal payable at maturity on December 1, 1997 or upon the Company completing a financing resulting in net proceeds to the Company of $2,000,000. In addition, the Company issued to Venture Management a five year warrant to purchase 100,000 shares of the Company's Common Stock at $3.00 per share. The principal balance and accrued interest on this note were repaid in October 1997.

In October 1997, the Company obtained a $750,000 loan from Fleet National Bank. The loan is secured by all of the Company's assets, bears interest at 9% per annum with principal and interest payable on the earlier of December 31, 1997 or upon completion of a financing resulting in net proceeds to the Company of at least $5,000,000.

The net proceeds of the Company's initial public offering plus cash anticipated to be generated from operations and funds available under the Company's line of credit, were expected to meet the Company's funding needs for at least 12 months from the date of the offering. While initial shipments of the Company's server systems met customers expectations with a limited number of clients attached to a network, larger installations with more clients caused systems crashes and loss of data. The Company subsequently modified its software and hardware as well as its vendors software and hardware to support larger networked systems. This unanticipated extension in the development of the Company's initial server system severely impacted development of the Company's sales channels and anticipated revenues. The funds generated from the Company's initial public offering will not be sufficient to fund the Company's activities. The Company will need to raise additional funds through equity or debt financing. There can be no assurance that the Company will be able to obtain additional funding on terms favorable to the Company, if at all. If adequate funds are not available, there will be a material adverse affect on the Company's ability to continue its operations as a going concern.

In October 1997, the Company entered into an agreement with Oscar Gruss & Son Incorporated, a New York based investment banking operation, to act as its exclusive agent for a period of six months in connection with a proposed private placement.

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

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that describe the Company's business prospects. These statements involve risks and uncertainties including, but not limited to, rapid technology changes, regulatory uncertainty, level of demand for the Company's products and services, product acceptance, industry wide competitive factors, timing of completion of major equipment projects and political, economic or other conditions. Furthermore, market trends are subject to changes that could adversely affect future results. Reference should be made to the Company's Prospectus for its initial public offering declared effective on May 12, 1997 for additional discussion concerning such risk factors.

                           PART II. OTHER INFORMATION



ITEM 1.           LEGAL PROCEEDINGS

                  In November 1996 a lawsuit was filed against the Company in Suffolk Superior Court (Massachusetts) by an executive recruitment agency alleging a breach of contract and seeking damages in the amount of $50,000. The lawsuit was subsequently settled by the Company in September 1997 for $55,000.

                  In September 1997 a lawsuit was filed against the Company in Middlesex Superior Court (Massachusetts) by a third party alleging a breach of contract and seeking damages in the amount of $40,000.

ITEM 2.           CHANGES IN SECURITIES
                  None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES
                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  None

ITEM 5.           OTHER INFORMATION
                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a) 10.22 - Placement Agent Agreement with Oscar Gruss & Son Incorporated.

                  (b) No Reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              AUGMENT SYSTEMS, INC.

Date: November 14, 1997          By: /s/Lorrin G. Gale
                                   -----------------
                                   Lorrin G. Gale
                                   President & Chief Executive Officer
                                   (Principal Executive Officer)


Date: November 14, 1997           By: /s/Duane A. Mayo
                                   -----------------
                                   Duane A. Mayo
                                   Chief Financial Officer, Treasurer
                                   and Secretary
                                   (Principal Financial & Accounting Officer)