Form 10-K
period 1997-12-31
AUGMENT SYSTEMS INC
filed 1998-04-15
CIK 1004605

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          FOR THE TRANSITION PERIOD FROM [            ] TO [            ].

                         COMMISSION FILE NUMBER 0-22341

                             AUGMENT SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      04-3089539
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

         2 ROBBINS ROAD, WESTFORD, MA                              01886
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                  978-392-8626
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:
                                 NOT APPLICABLE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:
                          COMMON STOCK, $.01 PAR VALUE
                         COMMON STOCK PURCHASE WARRANTS

     Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. (1) Yes [X] NO [ ] (2) Yes [X] NO [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form. [ ]

     The issuer's revenues for the fiscal year ended December 31, 1997 were approximately $990,000. As of March 15, 1998, there were 11,272,229 shares of the Issuer's Common Stock, $.01 par value, issued and outstanding. The aggregate market value of the Issuer's Common Stock held by non-affiliates was approximately $11,184,453 based upon the average of the bid and ask prices of such stock on that date.

================================================================================

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     Augment Systems, Inc. designs, develops, and sells fibre channel-based network file server systems designed to increase data transfer and file storage on computer networks. The Company's products address the increasing demand for the rapid transfer and efficient storage of very large image and text files within computer networks. While maintaining full compatibility with legacy hardware and software systems, the Company's proprietary application of hardware and software technologies facilitates improvements in data transfer rates versus conventional computer networks. The Company's technology is designed to support multi-platform environments and enables end-to-end solutions by providing a high capacity data channel and file management functions that work in parallel with conventional networks. The Company's technology is optimized to support the emerging industry requirements for client storage area networks ("client SANs"). A client SAN provides high-speed connectivity between multiple clients and storage.

     The Company's initial target market is the electronic printing and publishing industry which is rapidly converting to digital technology, but suffers from workflow bottlenecks due to the very large file sizes of color images that cannot be efficiently transported over conventional networks. The Company believes that its technology is applicable to a number of other areas where rapid and efficient data transfer technology will enable improvements in productivity and effectiveness, including geophysical information systems ("GIS"), medical imaging, and data servers for internet service providers ("ISPs").

     The Company sells fibre channel-based network file server systems which include (i) one or more end-to-end high speed fibre channel arbitrated loop ("FC-AL") interfaces; (ii) a file server, the AFX 410, that performs a central file management function, high speed large capacity storage, and high speed interconnects to the FC-AL interfaces; and (iii) PCI cards and software for each client workstation to be connected to the file server. This unique approach produces improvements in file transfer speeds and enables the server system to maintain compatibility with Apple Computer, Inc. ("Apple") and Microsoft Corp. ("Microsoft") operating systems while running different application software.

BACKGROUND

     Information, and the ability to access and distribute it, is increasingly becoming a key strategic asset in the competitive business environment. Advances in computer hardware and software technology have resulted in dramatic increases in the amount of electronically stored information available to computer users. The need to effectively use and communicate information has driven the extensive deployment of network based communication systems, which are now typically based on the client/server architecture. The resulting explosion in connectivity has in turn focused attention on the need to transfer information between computer users quickly and effectively. In a number of industries, including electronic publishing, GIS, and medical imaging, the quantity of digital information routinely manipulated has now outgrown the capacity of the networks to transfer files in a reasonably short period of time. Often involving the manipulation of very large text and image files, these applications require massive amounts of disk storage and very high network bandwidths.

THE AUGMENT SOLUTION

     The Company's products, which combine high-performance interconnect technology and a scalable server, have been optimized for the production flow of large data files. The Augment file server systems permit increases in the speed at which data files are moved from each end of the printing process, leading to improved workflow throughput which significantly decreases the time currently lost waiting for files to be transferred between workstations. Installation of an Augment server system does not require the replacement of any hardware or software or any alteration of the operating system environment. The Augment technology is multi-platform and augments the existing network architecture to provide considerable improvements in file management and file transfer speed. Depending on the capacity of the existing network, the Company believes that an Augment server system increases file transfer speeds by at least an order of magnitude. The Company believes an Augment server system is up to 30 times faster than conventional Ethernet 10 baseT networks, and can enable file retrieval from the Augment server at up to three times the speed currently possible from the workstation's local hard drive.

     The Company's initial product, the AFX 410, provides optimized data transfer for Macintosh clients and WindowsNT clients via a fiber channel arbitrated loop. The fiber channel interconnect delivers data to client workstations at the rate of up to 10 megabytes per second ("MBytes/sec"). Standard Ethernet connections based on the 10 baseT standard provide data at up to 0.3 Mbytes/sec, Ethernet 100 baseT connections provide data at up to 0.75 Mbytes/sec, and modified Ethernet 100 baseT networks can deliver data at up to 3 Mbytes/sec. In addition to the utilization of fiber channel connections, the Company's products perform sophisticated file management and storage functions that are crucial to achieving high levels of throughput. The server incorporates an extensive scalable internal storage system (up to 216 gigabytes ("GBs") in a RAID sub-system) supporting on-line data equivalent to more than 330 CDs, which is in turn complemented by up to 96 GBs of automatic tape back-up and archiving capabilities. The Company believes that the multi-platform design and scalable storage capacity of its file management networks will allow users to upgrade easily without having to purchase new operating systems and hardware.

PRODUCTS

     The Company's initial file management network and server system product performs file management functions and high speed interconnects outside of the processor running the core operating system. This unique approach produces significant improvements in file transfer speeds and enables the server system to maintain compatibility with Apple and Microsoft operating systems while running different application software. The Company's initial product is targeted at the electronic printing and publishing industry, which Apple currently dominates with its Macintosh workstations. The Company believes that its file management networks provide solutions sought by the printing and publishing industry by eliminating large file bottlenecks and by centralizing the management of files and data. The Company's initial product release supports Macintosh workstations and the Company has recently introduced a Windows NT compatible product which enables the connection of Windows NT-based workstations and servers to the Augment system.

     The Company's technology incorporates (i) end-to-end high-speed fibre channel connectivity; (ii) a server containing an embedded I/O control processor, a hardware-assisted parallel disk array subsystem, and two NUBus-90 backplanes (each supporting up to six I/O control processors); and (iii) file management software in the client and server. The overall system is optimized to transfer large files over a network. Independent plug-in processors are key elements in the Company's servers, making it possible to expand the capacity of each server to meet a wide range of needs. Support for different processor types and operating system environments allows users to choose among many application software packages. This modular hardware structure supports incremental expansion and component technology upgrades, largely by using standard products from major industry suppliers. The Company's high speed file system appears to the desktop applications as a local hard drive, but can provide shared access of up to 216 GBs of data complemented by 96 GBs of automatic tape back-up and archiving capabilities, and speeds up to 30 times faster than a conventional 10 baseT network and even up to three times faster than a local hard drive. The Company's server includes a RAID controller driven by customized ASIC chips that provide both high performance and reliability. The I/O devices and disk storage can be partitioned among several plug-in processors, or alternatively, specific devices can be reserved for control by any single processor. Operating the disk array in RAID mode does not require any additional software support in the client processor; it is handled transparently by the file system control processor. Access to the server is provided by an operating system device driver (software) and a fibre channel PCI interface card (hardware) in each workstation. The existing local area network is augmented by the Company's one gigabit per second fiber channel arbitrated loop to provide data transfers between the server and the workstations at speeds that significantly exceed local disk transfer rates.

[GRAPHIC]
        Diagram of an Augment SuperServer connected to multiple clients.

COMPETITION

     The Company faces substantial competition from the manufacturers of several different types of products used as file servers or as storage area networks. The Company expects competition to intensify as more companies enter the market and compete for market share. In addition, companies currently in the server market will continue to change product offerings in order to capture further market share. Many of these companies have substantially greater financial resources, research and development staffs, manufacturing, marketing, and distribution facilities than the Company. The Company believes that an important competitive factor in its market is network server performance measured in terms of overall system throughput and expressed as a function of megabytes per second of data to client desktop computers. However, equally important are other factors, including product reliability, availability, scalability, upgradability, price, overall cost of ownership, and technical service and support. The Company's ability to compete will depend, among other factors, upon its ability to anticipate industry trends, invest in product research and development, and effectively manage the introduction of new products into targeted markets.

     Servers in the publishing and video market fall into one of three categories: (i) proprietary operating software systems; (ii) high-end personal computer architecture systems; or (iii) larger UNIX-based systems. "Server" products offered by traditional color prepress suppliers are most often dedicated I/O device servers, rather than general purpose servers. The Company believes that its servers compare well on a price and features basis, and outperform proprietary operating software systems by a significant amount in end-to-end throughput.

     Specialized servers provide some fault tolerance features and "hot-swap" disk capability, along with some multiprocessor support. These features lead to premium entry prices and high-priced expansion options. While the systems are well suited to the typical NetWare environment (many users needing occasional access to medium or small files), they are not optimized for handling very large files and high-bandwidth networks. The Company's servers have the distinct advantage of being able to handle very large files on high bandwidth networks.

     There is a wide variety of mid-range and high-end servers provided by SGI, Sun, Hewlett Packard, Digital, and Apple which use Unix-based operating systems and Windows NT. The Company believes that its servers compete directly on entry price, price to performance, and scalability, while offering the preferred Macintosh or Windows NT environments and ease of use.

     The following table provides a comparison of product features and performance among the Company's initial product and other competing technologies.

              SUMMARY OF FILE SERVER TECHNOLOGIES AND PARTICIPANTS

                                        SCSI OR                                                   GIGABIT
                          AUGMENT        FIBRE                         E-NET      "ENHANCED"     ETHERNET
                           FIBRE        CHANNEL         E-NET         GENERAL       SERVER         GEN'L
                          CHANNEL        SHARED      NETWORK FILE     PURPOSE        SOL'N        PURPOSE        "POINT"
      TECHNOLOGY        FILE SERVER       RAID          SERVER        SERVER      INTEGRATOR      SERVER        SOLUTIONS
      ----------        ------------  ------------  --------------  -----------  -------------  -----------  ---------------
Description              Dedicated    RAID that is  Dedicated file    General       Same as       General      Add-ons to
                        file serving  shared with      serving        purpose    previous with    purpose        improve
                            and        more than     solution for    computer        add'l       computer    Ethernet speed
                         management       one        small files     used for    components to   used for    or reduce file
                         solutions    workstation        and         apps and       enhance      apps and       transfers
                         for large    via SCSI or    transactions      file       performance      file
                        files using      Fibre      using Ethernet  serving via                 serving via
                           Fibre        Channel                      Ethernet                      Giga
                          Channel                                                                Ethernet
----------------------------------------------------------------------------------------------------------------------------
Companies                 Augment      Transoft,       Novell,       Sun, SGL,    Hybinette,        Sun          Xinet,
                           AFX410      Megadrive,      Network       DEC, HP,     Xiner, GSI,                   Luminous,
                                       Mountain-      Appliance,    Apple, IBM,  RARE, various               Asante, Helios,
                                       Gate Sonic      Tricord        Compaq,       dealers                  Run, Archetype
                                      Sol'ns, EMC,                     etc.
                                        Clarion
----------------------------------------------------------------------------------------------------------------------------
Client Connection          Fibre        SCSI or      10/100 baseT     10/100     10/100 baseT     Gigabit     10/100 baseT
                          Channel        Fibre      Ethernet; May      baseT     Ethernet; May  E-Net based   Ethernet; May
                                        Channel      be switched     Ethernet;    be switched    on Fibre    include h/w or
                                                                      May be                      Channel          s/w
                                                                     switched                    physical     enhancements
                                                                                                connection
----------------------------------------------------------------------------------------------------------------------------
Typical Transfer          Up to 10      Up to 10    Up to 1 MB/Sec    Up to 1       Up to 4         TBD          Same as
  Speeds to Apps           MB/Sec        MB/Sec                       MB/Sec        MB/Sec                     "Enhanced"
----------------------------------------------------------------------------------------------------------------------------
Connection Length         GREATER     LESS THAN25m     GREATER        GREATER       GREATER       GREATER        GREATER
                         THAN1,000m       SCSI        THAN1,000m    THAN1,000m    THAN1,000m    THAN1,000m     THAN1,000m
                                        GREATER
                                       THAN1,000m
                                         Fibre
----------------------------------------------------------------------------------------------------------------------------
Heterogeneous File          Yes        No; Not a         Yes            Yes           Yes           Yes            No
  Management?                            Server
----------------------------------------------------------------------------------------------------------------------------
File system designed        Yes        No; Not a          No            No            No            No           Varies
  for large files?                       Server
----------------------------------------------------------------------------------------------------------------------------
File Management             Yes        No; Not a          No            No            No            No             N/A
  Accelerator?                           Server
----------------------------------------------------------------------------------------------------------------------------
Transparent Unix,           Yes        No; Not a         Yes            Yes         Varies          Yes            No
  Macintosh, NT File                     Server
  System support?
----------------------------------------------------------------------------------------------------------------------------
Efficient with              Yes            No             No            No            No            No             No
  multiple users?
----------------------------------------------------------------------------------------------------------------------------
Efficient with single       Yes           Yes             No            No            No            No             No
  user?
----------------------------------------------------------------------------------------------------------------------------
Optimizes client file       Yes            No             No            No            No            No             No
  I/O?
----------------------------------------------------------------------------------------------------------------------------
Low Client CPU              Yes           Yes             No            No            No            No             No
  Overhead?
----------------------------------------------------------------------------------------------------------------------------
Integrates into             Yes            No            Yes            Yes           No            Yes            No
  existing workflow?

SALES AND MARKETING

     The Company's sales and marketing strategy is to employ multiple distribution channels, including direct sales, sales to original equipment manufacturers ("OEMs"), and sales through value added resellers ("VARs"). The Company believes that broad distribution will enable its products to be exposed to the maximum number of end-users, whether as an add-on upgrade to sophisticated early adopters or as part of a large solution when packaged with electronic publishing applications and hardware.

     The Company has established three regional sales offices in the United States and utilizes VARs and third party distributors in Europe and the Far East. In addition, the Company employs two systems engineers to work with prospective customers on their network configurations and to provide a sophisticated analysis of their existing hardware and software and an optimized solution.

     The Company believes that VARs represent an important distribution channel as the electronic publishing industry undergoes further transformations as it progresses towards digitization. By complementing their product portfolios with the Company's products, VARs are able to maximize the productivity potential of new products by augmenting the customer's network capacity. The Company has entered into agreements with distributors in the United States, Europe, Canada, Mexico, and Japan. In addition, the Company is currently developing relationships with providers of electronic publishing solutions, to embed its products and technology within their products with the goal of enhancement of overall system performance.

     The Company plans to continue to advertise its products in trade publications, to participate in trade shows and conferences, to conduct direct mail campaigns, and to publish and disseminate product literature. The initial focus of these activities will be the color prepress markets. The Company's marketing department will be responsible for product planning, product positioning, pricing, customer training, and overall promotion of the Company's products through industry press coverage, advertising exposure and participation in industry trade shows.

     The Company has recently entered into a co-marketing arrangement with Shira Computers Ltd. ("Shira") of Israel. The agreement allows each company to market, sell, and support integrated solutions for digital prepress workflows based on complementary Augment and Shira products. Shira provides workflow management, database management systems, and integration solutions for the graphic arts industry.

RESEARCH AND DEVELOPMENT

     The market for the Company's products is characterized by extensive research and development and rapid technological advances in both hardware and software development, resulting in frequent introductions of new products. The introduction of products embodying new technology and the emergence of new industry standards can render existing products obsolete and unmarketable. For the year ended December 31, 1997 and the six months ended December 31, 1996, the Company expended approximately $3,812,000 and $1,526,000, respectively, for research and development.

CUSTOMER SERVICE AND SUPPORT

     The Company provides customer training, installation and integration support, and maintains systems sold directly to end users in North America through an internal systems integration organization. Unlike other server companies in the industry, the Company's customer support and systems integration organization will support various equipment and software in the customer sites and provide consulting and integration services on a wide spectrum of equipment. The Company has a commitment to excellence in customer support and employs three customer service and support personnel.

     Users that purchase the Company's products through indirect channels are supported and serviced by the Company's direct support organization as well as by distributors, VARs or OEMs. The Company provides direct access to the Company's service and support organization through a toll-free telephone hotline.

     The Company warrants all of its server products against defects in material and workmanship for 90 days. During the warranty period, the Company will repair or replace, within two days, any server component(s) which the Company identifies as containing defects which do not prevent the continued use of the server. For defects that do prevent the continued use of the server, the Company will attempt to repair or replace the identified defective component within 24 hours. The Company offers service and maintenance contracts to its customers. To date all of its customers have entered into such agreements with the Company.

MANUFACTURING AND SUPPLIERS

     The Company's manufacturing operations, located in Westford, Massachusetts, consist of product assurance, quality control of materials, components and subassemblies, final assembly and system test. The Company relies on numerous high-quality ISO 9002 class vendors located in New England for the manufacture of mechanical subsystems and printed circuit boards. This strategy minimizes capital investment and overhead expenditures and provides the Company with the ability to increase production to meet market demand. As volumes increase, consideration will be given to outsourcing with low cost vendors in the Midwest and Pacific Rim countries.

     Although the Company generally uses standard parts and components for its products, a number of key components used in the Company's current products are currently available or purchased from single source suppliers. These components include disk drives, microprocessors, and ASICs. The Company currently depends upon Hitachi as its sole source supplier of customized ASICs. The Company has no contract requiring Hitachi to supply the Company with ASICs. As a precaution, the Company carries extra inventory of some of its single source components, including the Hitachi ASICs, to provide additional time to develop an alternate source or redesign the component, if necessary. The lack of sufficient quantities of single source components, or the inability to develop alternative sources for these items, could result in delays or reductions in product shipments which would have a material adverse affect on the Company's results of operations. The Company intends to design its future products to minimize the need to rely on single source suppliers for key components.

LICENSES

     The Company's server systems include proprietary software and hardware developed by the Company, hardware and software components manufactured by third party vendors, proprietary software and hardware technology licensed from Radius Inc. ("Radius") and proprietary software technology licensed from Polybus Systems Corporation ("Polybus").

     On September 27, 1995, the Company obtained a worldwide license from Radius to use certain of Radius' technology in its products. The license was initially exclusive except as to Radius, which has retained rights to its technology. Under the agreement with Radius, the royalties payable by the Company initially are the greater of $1,500 per unit or two percent of the purchase price per unit for the first 200 units, declining in increments based on the number of units sold to the greater of $750 per unit or one percent of the purchase price per unit after 1001 units are sold. Royalties will be paid until the cumulative total of royalties paid equals $10,000,000 at which time the Company will have a royalty-free license. In addition, the Company has granted to Radius an irrevocable, perpetual, non-exclusive, worldwide, royalty-free license to any modifications to the Radius technology made by the Company. To maintain the exclusivity of the license, the Company was required to meet certain minimum sales requirements. These sales requirements were not fulfilled; accordingly, the license converted into a non-exclusive agreement in the fourth quarter of 1997, and Radius is now permitted to license the technology to other parties.

     The Company entered into a Development and License Agreement dated August 1, 1996 with Polybus pursuant to which the Company obtained an irrevocable, perpetual, worldwide, nonexclusive (except as to publishing for which the license is exclusive) license to a high speed file manager software package in consideration for royalty payments. The royalties payable by the Company pursuant to the Development and License Agreement are initially $800 per server and $400 per workstation, declining in increments based upon the number of systems sold to $50 per server and $25 per workstation until the first 100,000 systems are sold by the Company. No royalties are payable after the Company sells 100,000 systems. The initial term of the Development and License Agreement is 25 years and the agreement may be terminated sooner by Polybus only in the event of a payment default by the Company. Upon termination of the Development and License Agreement, Polybus may license the software to third parties in the publishing market.

EMPLOYEES

     As of April 15, 1998, the Company employed 31 full-time employees. Approximately nine of these employees are involved in research and development, thirteen in sales and service, two in marketing, three in manufacturing, and four in finance and general administration. In addition, the Company has retained six independent contractors on a consulting basis who support engineering and marketing functions. To date, the Company believes it has been successful in attracting and retaining skilled and motivated individuals. Competition for qualified management and technical employees is intense in the computer industry. The Company's success will depend in large part upon its ability to continue to attract and retain qualified employees. The Company has never experienced a work stoppage and its employees are not covered by a collective bargaining agreement. The Company believes that it has good relations with its employees.

ITEM 2.  DESCRIPTION OF PROPERTY

FACILITIES

     The Company has a three-year lease expiring in October 1998 for approximately 30,000 square feet of space in Westford, Massachusetts, which currently accommodates the Company's headquarters, development, production, administrative, and financial functions. The monthly rent is $25,900. The Company also has a lease expiring in August 2000 for a second facility consisting of approximately 2,000 square feet of office space in San Diego, California for a monthly base rent of approximately $2,300. The second facility is currently used for engineering support for development of Windows NT technology and products. The Company believes that its facilities are adequate to meet its current business requirements and that suitable facilities for expansion will be available, if necessary, to accommodate further physical expansion of corporate operations and for additional sales and support offices, at comparable rates.

ITEM 3.  LEGAL PROCEEDINGS

     In September 1997, a lawsuit was filed against the Company in Middlesex Superior Court (Massachusetts) by a third-party alleging a breach of contract and seeking damages in the amount of $40,000. This suit was voluntarily terminated by the plaintiff, without payment by the Company, in November 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is currently traded on the NASDAQ SmallCap under the symbol "AUGS" and the Company's Common Stock Purchase Warrants are traded on the NASDAQ SmallCap under the symbol "AUGSW".

     The following table sets forth the range of high and low prices quoted on NASDAQ for the Common Stock for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

                                                                COMMON STOCK
                                                              ----------------
                                                               HIGH      LOW
                                                               BID       BID
                                                              PRICE     PRICE
                                                              ------    ------
1997
  First Quarter(1)..........................................  $   --    $   --
  Second Quarter............................................  $ 6.00    $ 4.00
  Third Quarter.............................................  $4.125    $2.625
  Fourth Quarter............................................  $4.313    $ .734

---------------
(1) The Company was not publicly-held until the completion of its initial public offering in May 1997.

                                DIVIDEND POLICY

     The Company has never paid any cash dividends and does not anticipate payment of cash dividends on the Company's Common Stock in the foreseeable future. Under Delaware Corporation Law, dividends may be paid only out of legally available funds as proscribed by statute, subject to the discretion of the Company's Board of Directors.

                    RECENT SALES OF UNREGISTERED SECURITIES

     The following information relates to all securities sold by the Company during the period covered by this reporting period that were not registered under the Securities Act of 1933 or otherwise reported on the Company's Form 10-QSBs filed during this reporting period.

     1. On August 1, 1997, for reduction of interest on debt, the Company issued warrants for the purchase of up to 14,663 shares of Common Stock to Leasing Technologies International, Inc. These warrants have an exercise price of $3.41 per share.

     2. On September 24, 1997, for services rendered, the Company issued warrants for the purchase of an aggregate of 400,000 shares of Common Stock to Venture Management Consultants LLC ("Venture Management"). These warrants have an exercise price of $3.00 per share; rights to purchase shares granted by these warrants will expire on September 23, 2002.

     3. On September 24, 1997, for services rendered, the Company issued warrants for the purchase of up to 15,000 shares of Common stock to Peter Wokoun. These warrants have an exercise price of $3.00 per share; rights to purchase shares granted by these warrants will expire on September 23, 2002.

     4. On September 24, 1997, for services rendered, the Company issued warrants for the purchase of up to 10,000 shares of Common Stock to Mark Lavi. These warrants have an exercise price of $3.00 per share; rights to purchase shares granted by these warrants will expire on September 23, 2002.

     5. On September 24, 1997, for services rendered, the Company issued warrants for the purchase of an aggregate of up to 80,000 shares of Common Stock to Equity Group of New York. These warrants have an exercise price of $3.00 per share; rights to purchase shares granted by these warrants will expire on September 23, 2002.

     6. On September 24, 1997, for services rendered, the Company issued warrants for the purchase of up to 50,000 shares of Common Stock to Michael Faber. These warrants have an exercise price of $3.00 per share; rights to purchase shares granted by these warrants will expire on September 23, 2002.

     7. On October 1, 1997, for payment of interest, the Company issued warrants for the purchase of up to 100,000 shares of Common Stock to Fleet National Bank. These warrants have an exercise price of $1.00 per share; rights to purchase shares granted by these warrants will expire on September 30, 2002.

     8. On December 8, 1997, in connection with a $500,000 bridge financing, the Company issued promissory notes with a stated principal of $500,000 and warrants to purchase up to 500,000 shares at $1.00 per share to nine accredited investors.

     9. In January 1998, in connection with a $500,000 bridge financing, the Company issued promissory notes with a stated principal of $500,000 and warrants to purchase up to 250,000 shares at $1.00 per share to four accredited investors.

     10. On January 30, 1998, in connection with an initial closing on a private placement and in consideration of $6,180,000, the Company issued 6,180,000 shares of Common Stock, $1.00 per share to 68 accredited investors.

     The offerings described in Numbers 1 through 7, inclusive, were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The offerings described in Numbers 8 through 10, inclusive, were exempt from registration pursuant to Securities and Exchange Commission Rule 506.

     The Company completed its initial public offering in May 1997. After deducting underwriting discounts, commissions, and expenses, the Company's net proceeds were estimated to be approximately $8,220,000. These net proceeds have been expended approximately as follows:

Repayment of debt...........................................  $3,756,000
Product development.........................................   1,430,000
Sales and marketing.........................................   1,170,000
Capital expenditures........................................     340,000
Working capital and general corporate purposes..............   1,524,000

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. Except for historical information contained herein, the matters discussed in the Liquidity and Capital Resources section below contain potential risks and uncertainties, including, without limitation, risks related to the Company's ability to successfully develop, test, produce, and market its proposed products; identify and attract partners to help commercialize the Company's products; attract and retain key employees; raise capital for future operations and commercializations of its products; and successfully respond to changes in the marketplace. The Company will need to attract partners in order to exploit its products, and there can be no assurance that the Company will be successful in attracting such partners. Additional information on potential factors which could affect the Company's financial results are included in the Company's public filings with the Securities and Exchange Commission.

GENERAL

     From October 1995 through March 1997, the Company operated as a development stage company and engaged principally in research and development, recruitment of personnel, and financing activities. During this time, the Company engaged in limited marketing activities and had not commenced the selling of its initial products. During the second quarter ended June 30, 1997, the Company commenced commercial shipment of its server product and recognized initial revenue in April 1997. The Company's initial target market is the electronic publishing industry, which requires the rapid and efficient movement of large image and data files over networks. In September 1997, the Company introduced a Windows NT-based client for its file management networks systems. In December 1997, the Company commenced a private placement offering to raise a minimum of $6.0 million and a maximum of $9.0 million. In January 1998, the Company closed on the first $6,180,000 of the private placement. The Company anticipates completing the financing during the first half of 1998.

PLAN OF OPERATION

     In October 1996, the Company changed its fiscal year-end from June 30 to December 31. Revenues for the fiscal year ended December 31, 1997 were $989,609 as compared to $0 revenues for both the six month period ended December 31, 1996 and the fiscal year ended June 30, 1996. Increases in expenses in fiscal 1997 as compared to the six months ended December 31, 1996 are attributed to the fiscal 1997 period including a full twelve months as compared to the December 31, 1996 period which included six months as well as increases in spending as further explained. Prior to the second quarter ended June 30, 1997, the Company was a development stage company and had not recognized revenues. Gross product margin on product sales was approximately 40%. Gross product margins may vary slightly with the distribution of products into OEM's, third party resellers, and end users. During 1997, 86% of product revenues were generated through domestic end-user sales.

     Research and development costs for the fiscal year ended December 31, 1997 were $3,812,326 as compared to $1,526,384 for the six month period ended December 31, 1996 and $1,388,149 for the fiscal year ended June 30, 1996. The increase is primarily attributable to additional engineering personnel and increased use of consultants associated with the development of the Company's initial server product. The Company also increased spending for associated engineering supplies and prototype materials used in the development of its server product. The Company anticipates that research and development costs will continue to increase through 1998 as compared to 1997. These costs are expected to be incurred in connection with the enhancement of the AFX 410 and research and development on the next generation of storage area networks based on Windows NT.

     General and administrative costs for the fiscal year ended December 31, 1997 were $1,565,274 as compared to $1,083,267 for the six month period ended December 31, 1996 and $90,274 for the fiscal year ended June 30, 1996. The $482,007 increase is primarily attributable to additional administrative support, increased spending for outside legal and accounting support, and other normal operating expenses.

     Selling and marketing costs for the fiscal year ended December 31, 1997 were $3,141,843 as compared to $490,735 for the six month period ended December 31, 1996 and $0 for the fiscal year ended June 30, 1996. The increase is attributable to an increase in marketing support and sales personnel, participation in various trade shows, and increased spending on sales promotional material. The Company anticipates that selling and marketing expenses will continue to increase through 1998. This expected increase will result from the Company's plans to add up to five sales and marketing employees to meet anticipated demand for AFX 410 units in the United States. In countries other than the United States, the Company plans to engage additional VARs and third-party distributors to sell the Company's products. The Company does not anticipate hiring additional service support personnel in 1998, as it plans to engage third-party contractors to provide maintenance and support services to the Company's customers.

     The Company recognized a net loss for the fiscal year ended December 31, 1997 of $9,380,055 as compared to $3,216,285 for the six month period ended December 31, 1996 and $1,511,664 for the fiscal year ended June 30, 1996. The increase in net loss of $6,163,770 is primarily attributable to increased research and development efforts, increased sales and marketing activity, and higher administrative costs to support these activities and to comply with the requirements of being a public company.

     The Company currently has 31 full-time employees and six independent contractors, and plans to hire an additional five sales and marketing and seven software engineering employees. Additional personnel may be required depending on the level of business activity. The Company expects, however, to continue its current practice of utilizing independent consultants on an as-needed basis rather than exclusively hiring additional full-time employees.

     In 1998, the Company will continue to sell its product through its direct sales force and expand its relationships with VARs and third-party resellers in the United States, Europe, and the rest of the world. The Company plans to develop a new generation of storage area network solutions, by developing a Windows NT based server which the Company anticipates will be introduced during the fourth quarter of 1998.

YEAR 2000

     Certain computer programs and microprocessors use two digits rather than four to define the applicable year. Any computer program that has date-sensitive software and microprocessors may recognize a date using "00" as the year 1900 rather than 2000. This phenomenon could cause a disruption of the Company's operations, including, among other things, a temporary inability to send invoices, or engage in similar normal business activities. Management believes the Company is substantially year 2000 compliant with respect to its sales, administration, and general operations. Prior to purchasing any new equipment or software, it is Company policy to ensure that the specifications include year 2000 compliance. However, there can be no guarantee that the systems of other companies on which the Company's system will rely will be converted on a timely basis, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material impact on the Company. Based on its current assessment, management believes that year 2000 compliance will not have a material adverse impact on the future operations of the Company.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations since October 1995 principally from a combination of debt and equity financings totaling approximately $21,220,000. From October 1995 through April 1996, the Company issued convertible promissory notes in the aggregate principal amount of approximately $864,000. Approximately $802,000 of the principal balance of these notes plus accrued interest was converted into shares of Common Stock in November 1996 at a conversion price of $4.00 per share. In December 1996 and February 1997, the Company raised gross proceeds of $3,585,000 in a private placement of promissory notes and common stock purchase warrants. The promissory notes, bearing interest at 12% per annum, were repaid from the proceeds of its initial public offering. In addition, from September 1995 through August 1996, the Company issued 1,653,623 shares of its Common Stock for approximately $3,372,000 in gross proceeds. In each of April 1997 and May 1997, the Company issued to Venture Management, of which Fred Chanowski, a director of the Company, is a 20% member, a promissory note in the principal amount of $200,000 in consideration for $200,000. The promissory notes, both bearing interest at 18% per annum, were repaid in August 1997.

     On May 16, 1997, the Company completed its initial public offering of 1,800,000 shares of its Common Stock at a price of $5.50 per share and 2,070,000 Redeemable Common Stock Purchase Warrants at $.15 per warrant. Each Redeemable Common Stock Purchase Warrant entitles the holder to purchase one share of Common Stock for $6.60 during the four year period commencing May 12, 1998. The net proceeds from the Company's initial public offering were approximately $8,220,000 after deducting underwriting discounts, commissions, and estimated expenses payable by the Company.

     In July 1997, the Company obtained a $3,000,000 working line of credit from Fleet National Bank. Borrowings on the facility will bear interest at prime plus
 .50%. Borrowings are limited to 75% of eligible domestic accounts receivable and are secured by all assets of the Company. In October 1997, the use of this facility was temporarily suspended until the Company complies with certain financial covenants.

     In September 1997 the Company issued to Venture Management a promissory note in the principal amount of $400,000 in consideration for $400,000. The promissory note, bearing interest at 9% per annum, was repaid in October 1997. In addition, the Company issued to Venture Management a five year warrant to purchase 100,000 shares of the Company's Common Stock at $3.00 per share.

     In October 1997, the Company obtained a $750,000 loan from Fleet National Bank. The loan is secured by all of the Company's assets, bears interest at Fleet National Bank's prime rate plus 2% (9% on December 31, 1997), and was originally payable by December 31, 1997 or upon completion of a financing resulting in net proceeds to the Company of at least $5,000,000. Pursuant to the original terms of this loan, the Company issued detachable warrants to purchase 100,000 shares of Common Stock at an exercise price of $3.00 per share exercisable over five years. This loan was extended through and until February 28, 1998, and the exercise price for warrants issued in conjunction with this loan was lowered from $3.00 per share to $1.00 per share. The term of this loan was further extended to April 1, 1998 pursuant to an allonge between the

Company and Fleet National Bank. The Company is currently negotiating to extend the due date again to coincide with the private placement offering.

     The net proceeds of the Company's initial public offering plus cash anticipated to be generated from operations and funds available under the Company's line of credit, were expected to meet the Company's funding needs for at least twelve months from the date of the offering. While initial shipments of the Company's server systems met customers' expectations with a limited number of clients attached to a network, larger installations with more clients caused systems crashes, and loss of data. The Company subsequently corrected its software and hardware as well as its vendors software and hardware to support larger networked systems. This unanticipated extension in the development of the Company's initial server system severely impacted development of the Company's sales channels and anticipated revenues. The funds generated from the Company's initial public offering were not sufficient to fund the Company's activities, and the Company undertook additional financing.

     In December 1997, the Company entered into an agreement with Sunrise Securities Corp. ("Sunrise Securities"), a New York based investment bank, to raise a minimum of $6,000,000 and a maximum of $9,000,000 in a private placement of the Company's Common Stock. During December 1997 and January 1998, Sunrise Securities secured $1,000,000 in bridge financing from institutional and private investors in anticipation of the private placement. The bridge financing promissory notes accrued interest at 8% per annum with interest and principal payable at maturity on the initial closing of the private placement. In addition, the Company issued to the bridge investors five year warrants to purchase up to 750,000 shares in the aggregate of the Company's Common Stock at $1.00 per share. In February 1998, the Company repaid $200,000 of these promissory notes plus accrued interest and the holders of $800,000 of these promissory notes converted their notes into shares of the Company's Common Stock at $1.00 per share.

     In January 1998, the Company closed on an initial amount of $6,180,000. The Company anticipates that the funding process started in December 1997 will be completed in the first half of 1998. The Company believes that the proceeds from the initial closing of the private placement plus cash from anticipated revenues will be sufficient to support its operations for the next twelve months. There can be no assurance, however, that the Company will be able complete the funding started in December 1997, nor can there be assurance that the Company will able to obtain additional funding on terms favorable to the Company, if at all. Funds received pursuant to the January 1998 financing and funds anticipated to be received as a result of sales in the ordinary course of the Company's business should permit the Company to operate without further need for financing for the next twelve months. If cash flow from operations is not sufficient, there will be a material adverse affect on the Company's ability to continue to fund new product development and expand its sales distribution channels which will negatively effect anticipated revenues and results of operations in 1998. Success of future operations is subject to a number of risks, including: the risk that the Company will not be successful in developing future products; the risk of rapid technological changes in the server industry; the Company's limited operating history, history of losses, and accumulated deficit; the Company's need for additional capital; the highly competitive nature of the server industry; and future unanticipated shortfalls in the Company's revenues.

     These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is dependent on its ability to obtain additional financing to fund new product development and expand its sales distribution channels, generate sufficient funds from the sale of products in the normal course of business, and ultimately to generate profitable operations. The accompanying financial statements do not include any adjustments relating to the recovery and classification of recorded asset amounts or the amount or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     The Company does not have any material commitments for capital expenditures at this time.

ITEM 7.  FINANCIAL STATEMENTS

     See Pages F-3 through F-21.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has not had any disagreements with its accountants on accounting and financial disclosures.

ITEM 9. DIRECTOR'S EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The current directors, executive officers and key employees of the Company, their ages, and their positions held in the Company are as follows:

                   NAME                     AGE                     POSITION
                   ----                     ---                     --------
Lorrin G. Gale............................  56    Chairman of the Board
Lawrence D. Beaupre.......................  62    President and Chief Executive Officer
Duane A. Mayo.............................  46    Vice President of Finance and
                                                  Administration, Chief Financial Officer,
                                                    Treasurer, Secretary, and Director
Colin T. Murphy...........................  47    Vice President of Sales and Marketing
Fred L. Chanowski.........................  47    Director
Jeffrey Leventhal.........................  33    Director

     All directors hold office until the next annual meeting of stockholders of the Company and until their successors have been duly elected and qualified. The executive officers are appointed annually by, and serve at the discretion of, the Board of Directors. In January 1998, Chappell Cory and Greg Millar resigned from the Board of Directors to pursue other interests. Jeffrey Leventhal was elected to the Board of Directors in January 1998.

     Lorrin G. Gale co-founded the Company in May 1990. He has served as Chief Executive Officer and Chairman of the Board since its inception and as President since July 1994. In August 1981, he co-founded Massachusetts Computer Corp., serving as Vice President of Engineering from August 1981 through June 1986 and as General Manager for end-user business from July 1986 through December 1987. From January 1988 through May 1990, Mr. Gale was a private investor. In March 1998, Mr. Gale left the Company as President and Chief Executive Officer; he continues to serve as Chairman of the Board of Directors.

     Lawrence D. Beaupre served as Vice President of Manufacturing on a part-time basis from March 1995 to July 1996 and on a full-time basis since August 1996. In March 1998 and upon Mr. Gale's departure, Mr. Beaupre accepted the position of interim President and Chief Executive Officer. He co-founded QuadTech, Inc., a manufacturer of precision measurement and calibration instruments in March 1991, serving as its Vice President of Operations and Chief Operating Officer from April 1991 through June 1995 and as a consultant from July 1995 to August 1996. He was Vice President and member of the founding group of other successful companies including Xyvision and Roll Systems, Inc. He received B.A. and M.A. degrees from the University of Massachusetts.

     Duane A. Mayo has served as Vice President of Finance and Administration since March 1995 and as a director, Chief Financial Officer, Secretary, and Treasurer since May 1995. From April 1993 through February 1995, he served as Chief Financial Officer for Xerographic Laser Images Corporation, a publicly-held company involved in the development of resolution enhancement technology. From April 1988 to April 1993, Mr. Mayo was Corporate Controller for Howtek, Inc., a publicly-held company and supplier of desktop scanners for the color prepress marketplace.

     Fred L. Chanowski has served as a director of the Company since June 1996. Mr. Chanowski is a Managing Member of Alpha Ventures L.L.C. ("Alpha Ventures"), a venture capital fund he founded in 1996, and a member in Venture Management, a management consulting firm he founded in January 1997. From December 1988 through June 1996, Mr. Chanowski was a telecommunications and information technology consultant. Mr. Chanowski was the President, Chief Executive Officer, and owner of Telecommunications Management Corp., a management consulting firm specializing in the areas of telecommunications and information management technology, from November 1975 until its sale to Computer Task Group in December 1988.

     Jeffrey Leventhal has served as a director of the Company since January 1998. Mr. Leventhal is president of Remote Lojix, a computer services company, and a member of Leventhal Paget LLC ("Leventhal Paget"), a private investment entity.

KEY EMPLOYEE

     Colin T. Murphy has served as Vice President of Sales and Marketing since July 1997, and prior as Vice President of Marketing and European Sales. From 1990 to 1996, Mr. Murphy was Director of Sales for Optronics, an Intergraph division, a leading manufacturer of high end color scanners, imagesetters and direct to plate systems. From 1988 to 1990, he served as Vice President of Marketing and International Operations for Imagitex, a manufacturer of image manipulation workstations. He received a BS degree from Boston State College and an M.B.A. from Suffolk University.

COMMITTEES

     The Board of Directors has an audit and a compensation committee comprised of Jeffrey Leventhal and Fred Chanowski. The Audit Committee reviews the results and scope of the audit and other services provided by the Company's independent accountants. The Compensation Committee makes all compensation decisions regarding the compensation of executive officers and administers the Stock Option Plan.

DIRECTOR COMPENSATION

     The Company's directors do not receive compensation for serving on the Board of Directors, however, the Company reimburses directors for travel expenses incurred to attend Board meetings.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth actual compensation, for the fiscal years ended June 30, 1995 and 1996, and the fiscal year ended December 31, 1997, including salary, bonuses, and certain other compensation, paid by the Company to its Chief Executive Officer. None of the Company's other executive officers received cash compensation in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                         LONG TERM COMPENSATION
                                                                             -----------------------------------------------
                                                                                     AWARDS
                                          ANNUAL COMPENSATION                -----------------------          PAYOUTS
         NAME AND            ---------------------------------------------   RESTRICTED                ---------------------
       COMPENSATION                                         OTHER ANNUAL       STOCK                      LTIP        ALL
         POSITION            YEAR   SALARY($)   BONUS($)   COMPENSATION($)   AWARDS($)    OPTIONS(#)   PAYOUTS($)   OTHER($)
            (a)              (b)       (c)        (d)            (e)            (f)          (g)          (h)         (i)
       ------------          ----   ---------   --------   ---------------   ----------   ----------   ----------   --------
Lorrin G. Gale,............  1997    125,000                                                75,000(1)
  Chairman, President, and   1996**   55,862                                   3,186(2)
  Chief Executive Officer*   1995**                                            1,885(3)

---------------
(1) In January 1997, pursuant to an employment contract, the Company issued incentive stock options to purchase up to 75,000 shares of Common Stock. Options to purchase 15,000 shares of Common Stock vested upon the execution of the agreement. Options to purchase 30,000 shares of Common Stock vested on the first anniversary of the agreement.

(2) In July 1995, the Company issued 151,735 shares of restricted Common Stock valued at $.021 per share to Mr. Gale in consideration for services rendered.

(3) In June 1995, as part of a recapitalization, the Company issued to Mr. Gale 89,747 shares of restricted Common Stock valued at $.021 per share in lieu of payment of accrued compensation of $454,843 for the period commencing June 1992 through March 1995 and in lieu of repayment of $55,000 of loans payable to Mr. Gale, as well as in exchange for all shares of preferred stock and common stock then held by Mr. Gale.

  * In March 1998, Mr. Gale left the Company as President and Chief Executive Officer.

 ** Prior to 1997, the Company's fiscal year ended on June 30.

EMPLOYMENT CONTRACTS

     Effective as of January 1, 1997, the Company entered into a two-year employment agreement with Mr. Gale. Pursuant to that contract, Mr. Gale was paid a base salary of $125,000 per annum and was granted incentive stock options to purchase up to 75,000 shares of Common Stock. Options to purchase 15,000 shares of Common Stock vested upon the execution of the agreement. Options to purchase 30,000 shares of Common Stock vested on the first anniversary of the agreement. All such options have an exercise price of $4.00 per share. Pursuant to his employment agreement, Mr. Gale agreed not to compete with the Company during the term of his employment and for one year thereafter. Mr. Gale left the Company as President and Chief Executive Officer in March 1998.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets, as of March 30, 1998, certain information with respect to the beneficial ownership of the capital stock of the Company for (i) each person who is known by the Company to own beneficially 5% or more of the outstanding shares of its Common Stock; (ii) each of the directors and executive officers of the Company; and (iii) all directors and officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated. As of March 30, 1998, the Company had 165 stockholders of record. Unless otherwise indicated, the address for directors, executive officers and 5% stockholders is 2 Robbins Road, Westford, Massachusetts 01886.

                                                              NUMBER OF SHARES OF
                                                                 COMMON STOCK
NAME AND ADDRESS OF BENEFICIAL OWNER                         BENEFICIALLY OWNED(1)    PERCENTAGE CLASS
------------------------------------                         ---------------------    ----------------
Lorrin G. Gale.............................................          291,206(2)              2.6%
Duane A. Mayo..............................................          105,176                   *
Fred L. Chanowski..........................................          662,398(3)              5.6%
Jeffrey Leventhal..........................................          200,000(4)              1.8%
Lawrence D. Beaupre........................................           71,713                   *
Trussel & Co...............................................        1,000,000                 8.9%
  c/o Westfield Capital Management
  One Financial Center
  Boston, MA 02110
All directors and executive officers as a group (5                 1,330,493                11.2%
  persons)(2)(3)(4)........................................

---------------
(1) Pursuant to the rules of the Securities and Exchange Commission, shares of Common Stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2) Includes 45,000 shares of Common Stock issuable upon exercise of incentive stock options.

(3) Includes 29,880 shares of Common Stock issuable upon exercise of warrants. Also includes 77,540 shares of Common Stock and 11,952 shares of Common Stock issuable upon exercise of warrants owned by Alpha Ventures of which Mr. Chanowski is a founder and managing member and 500,000 shares of Common Stock issuable upon exercise of warrants held by Venture Management of which Mr. Chanowski is a founder and managing member.

(4) Includes 200,000 shares owned by Leventhal Paget, of which Mr. Leventhal is a member and founder.

  * Less than 1%.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In July 1995, the Company entered into a consulting agreement with Young Management Group, Inc. ("Young Management"), a company founded by Stanley A. Young, who subsequently became a director of the Company in September 1995. In consideration for consulting services, the Company agreed to pay consulting fees of $7,000 per month, plus out-of-pocket expenses, of which $3,000 per month was deferred until completion of the Company's initial public offering, and sold 179,279 shares of Common Stock at a price of $.021 per share to Young Management. Consulting fees expensed in connection with this agreement during the fiscal year ended June 30, 1996 were approximately $85,000, of which $56,000 was accrued and unpaid at June 30, 1996. Consulting fees expensed in connection with this agreement during the six months ended December 31, 1996 were $42,000, and an aggregate of $67,250 was accrued and unpaid at December 31, 1996. In August 1996, Young Management transferred all of its shares of Common Stock to certain affiliates of Young Management, including the Stanley A. Young Irrevocable Trust and the Stanley A. Young Family Limited Partnership.

     In May 1996, the Stanley A. Young Irrevocable Trust was issued a promissory note in the principal amount of $100,000 (which was subsequently repaid) and warrants to purchase 23,904 shares of Common Stock with an exercise price of $1.507 per share in connection with a private placement. In February 1997, the Stanley A. Young Family Limited Partnership was issued, in a private placement, promissory notes in the aggregate principal amount of $50,000 and warrants to purchase 6,375 shares of Common Stock at an exercise price of $2.75 per share and warrants to purchase 6,375 shares of Common Stock at an exercise price of $4.125 per share. In November 1995, the Stanley A. Young Irrevocable Trust and Mr. Young's wife each purchased 3,787 shares of Common Stock at a price of $1.507 per share and were each issued a convertible promissory note in the amount of $19,297.50 in a private placement. In November 1996, the Stanley A. Young Irrevocable Trust converted the principal balance and accrued interest on its note into 5,320 shares of Common Stock and Mr. Young's wife converted the principal balance and accrued interest on her note into 5,320 shares of Common Stock.

     In May 1996, the Company issued to Fred L. Chanowski, a director of the Company, in consideration for consulting services rendered, a warrant to purchase up to 23,904 shares of Common Stock at an exercise price of $1.507 per share. Also in May 1996, the Company issued to Mr. Chanowski, in consideration for a $25,000 loan, a promissory note in the principal amount of $25,000 plus a warrant to purchase up to 5,976 shares of Common Stock at $1.507 per share.

     In October 1996, the Company issued to Mr. Chanowski 19,123 shares of Common Stock in consideration for consulting services rendered. Mr. Chanowski also purchased 23,904 shares of Common Stock for $50,000 in October 1996 in private placement. Mr. Chanowski paid the $50,000 purchase price by converting a $25,000 promissory note issued to him in May 1996 and by investing an additional $25,000 in cash. Mr. Chanowski is a 6.675% member in Alpha Ventures, which holds 77,540 shares of the Company's Common Stock and warrants to purchase 11,952 shares of Common Stock. In April 1997, the Company issued to Venture Management, of which Mr. Chanowski is a 20% member, a promissory note in the principal amount of $200,000 in consideration for a $200,000 loan. The promissory note bears interest at 18% per annum with interest and principal payable at maturity on May 31, 1998. In May 1997, the Company issued to Venture Management, a promissory note in the principal amount of $200,000 in consideration for a $200,000 loan. The promissory note bears interest at 18% per annum with interest and principal payable at maturity on June 30, 1998. In October 1997, the Company issued to Venture Management, in consideration of a $400,000 loan, a promissory note in the principal amount of $400,000 plus a warrant to purchase up to 100,000 shares of Common Stock at $3.00 per share. The promissory note bears interest at 9% per annum with interest and principal payable at maturity on the earlier of (i) December 11, 1997; or (ii) the completion of a financing by the Company. The Company subsequently repaid all three of the promissory notes issued to Venture Management. In October 1997, the Company entered into a Consulting Agreement with Venture Management. In consideration for consulting services, the Company issued Venture Management a warrant to purchase up to 400,000 shares of Common Stock at $3.00 per share and agreed to pay consulting fees of $4,000 per month, plus out-of-pocket expenses up to $1,000 per month.

     In January 1998, Leventhal Paget, of which Jeffrey Leventhal is a member, purchased 200,000 shares of Common Stock for $200,000 in a private placement of the Company's Common Stock. Mr. Leventhal has been a director of the Company since February 1998.

     The Company has adopted a policy, by resolution of the Board of Directors, whereby all transactions between the Company and its officers, directors, principal stockholders or affiliates are to be approved by a committee of the Board of Directors, a majority of the members of which shall be independent directors, or, if required by law, a majority of disinterested directors, and will be on terms no less favorable to the Company than could be obtained in arm's length transactions from unaffiliated third parties.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

           *1.1     --   Form of Underwriting Agreement.
           *3.1     --   Certificate of Incorporation of the Company, as amended.
            3.1.1   --   Restated Certificate of Incorporation of the Company.
           *3.2     --   By-laws of the Company.
           *4.1     --   Specimen Common Stock Certificate of the Company.
           *4.2     --   Form of Underwriters' Purchase Option.
           *4.3     --   Specimen Redeemable Common Stock Purchase Warrant.
           *4.4     --   Form of Warrant Agreement.
           *5       --   Opinion of Warner & Stackpole LLP on legality of securities being registered.
           *10.1    --   Lease Agreement of Corporate Headquarters in Westford,
                         Massachusetts between New England Mutual Life Insurance
                         Company and the Company dated October 23, 1995.
           *10.1.1  --   First Amendment to Lease Agreement of Corporate Headquarters
                         dated as of January 31, 1996.
           *10.2    --   Lease Agreement of Sales Office in San Diego, California
                         between The Parkwest Partners and the Company dated July 1,
                         1996.
           *10.3    --   Restated Technology License Agreement between Radius and the
                         Company dated as of September 27, 1995.
           *10.3.1  --   First Amendment to Restated Technology Agreement between
                         Radius and the Company dated as of October 28, 1996.
           *10.4    --   Software Development and License Agreement between Polybus and the Company dated as of August 1, 1996.
           *10.5    --   Form of Warrant as issued to the Company's other
                         Warrantholders.
           *10.6    --   Form of Warrant as issued to placement agent in the
                         Company's private placement completed in May 1996.
           *10.7    --   Form of Promissory Note from the Company's private placement completed in May 1996.
           *10.8    --   Form of Registration Rights Agreement for shares of common stock and shares underlying promissory notes issued in the
                         Company's private placement completed in May 1996.
           *10.9    --   Form of Registration Rights Agreement for shares of common stock issued in the Company's private placement completed in
                         October 1996.
           *10.10   --   Form of Class A Warrant from the Company's private placement completed in February 1997.
           *10.11   --   Form of Class B Warrant from the Company's private placement completed in February 1997.
           *10.12   --   Form of Class A Promissory Note from the Company's private placement completed in February 1997.
           *10.13   --   Form of Class B Promissory Note from the Company's private placement completed in February 1997.

           *10.14   --   Consulting Agreement between Young Management and the
                         Company dated July 1995.
           *10.15   --   The Company's 1995 Stock Option Plan.
           *10.16   --   Employment Agreement, dated as of January 1, 1997, between the Company and Lorrin G. Gale.
           *10.17   --   Noncompetition and Nondisclosure Agreement, dated as of
                         January 1, 1997, between the Company and Duane A. Mayo.
           *10.18   --   Promissory Note issued to Venture Management by the Company dated April 8, 1997.
           *10.19   --   Promissory Note issued to Venture Management by the Company dated May 6, 1997.
           *10.20   --   Loan Letter Agreement with Fleet National Bank.
           *10.21   --   $3,000,000 Promissory Note issued to Fleet National Bank.
           *10.22   --   Placement Agent Agreement with Oscar Gruss & Son.
            10.23   --   Consulting Agreement between the Company and Venture
                         Management, executed as of October 1, 1997.
            10.24   --   Form of Promissory Note evidencing the Company's
                         indebtedness to Fleet National Bank.
            10.25   --   Warrant Purchase Agreement between the Company and Fleet
                         National Bank, executed October 9, 1997.
            10.26   --   Loan Modification Agreement between the Company and Fleet
                         National Bank, executed October 9, 1997.
            10.27   --   Sales Agency Agreement between the Company and Sunrise
                         Securities, dated December 8, 1997.
            10.28   --   Allonge to Promissory Note between the Company and Fleet
                         National Bank.
           *24      --   Power of Attorney.
            27      --   Financial Data Schedule.

---------------
* Previously filed with the Commission.

     (b) Reports of Form 8-K.

         The Company did not file any Form 8-Ks during the quarter ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AUGMENT SYSTEMS, INC.

                                          By:
                                            ------------------------------------
                                            Lawrence D. Beaupre
                                            President and Chief Executive
                                              Officer

April 15, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----
                                                     President and Chief Executive      April 15, 1998
---------------------------------------------------    Officer (Principal Executive
                Lawrence D. Beaupre                    Officer)

                                                     Vice President of Finance and      April 15, 1998
---------------------------------------------------    Administration, Chief Financial
                   Duane A. Mayo                       Officer, Treasurer, Secretary,
                                                       and Director (Principal
                                                       Financial Officer and Principal
                                                       Accounting Officer)

                                                     Chairman of the Board of           April 15, 1998
---------------------------------------------------    Directors
                  Lorrin G. Gale

                                                     Director                           April 15, 1998
---------------------------------------------------
                 Fred L. Chanowski

                                                     Director                           April 15, 1998
---------------------------------------------------
                 Jeffrey Leventhal

                             AUGMENT SYSTEMS, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                 PAGES
                                                              -----------
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS..........      F-2
FINANCIAL STATEMENTS:
  Balance sheets as of December 31, 1997 and 1996...........      F-3
  Statements of operations for the year ended December 31,
     1997, the six months ended December 31, 1996 and the
     year ended June 30, 1996...............................      F-4
  Statements of stockholders' deficit for the year ended
     December 31, 1997, the six months ended December 31,
     1996 and the year ended June 30, 1996..................      F-5
  Statements of cash flows for the year ended December 31,
     1997, the six months ended December 31, 1996 and the
     year ended June 30, 1996...............................      F-6
  Notes to financial statements.............................  F-7 to F-21

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Augment Systems, Inc.
Westford, Massachusetts

     We have audited the accompanying balance sheets of Augment Systems, Inc. as of December 31, 1997 and 1996 and the related statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 1997, the six months ended December 31, 1996 and the year ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Augment Systems, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for the year ended December 31, 1997, the six months ended December 31, 1996 and the year ended June 30, 1996, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations and at December 31, 1997 has a working capital deficiency and a stockholders' deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also discussed in
Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          BDO Seidman, LLP

Boston, Massachusetts
April 10, 1998

                             AUGMENT SYSTEMS, INC.

                                 BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1997           1996
                                                              -----------    -----------
                                         ASSETS
Current assets:
  Cash (Note 2).............................................  $    47,224    $   452,753
  Accounts receivable, net of allowance for doubtful
     accounts of $126,673 in 1997 (Note 2)..................      224,969             --
  Inventories (Note 2)......................................    1,162,920        589,351
  Prepaid expenses (Note 6).................................      115,100         97,500
                                                              -----------    -----------
     Total current assets...................................    1,550,213      1,139,604
Property and equipment, net (Notes 2, 3)....................      409,848        348,889
Other assets, net (Note 2)..................................      278,745        190,560
                                                              -----------    -----------
          Total assets......................................  $ 2,238,806    $ 1,679,053
                                                              ===========    ===========
                         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Note payable (Note 5).....................................  $   717,569    $        --
  Bridge financing (Note 5).................................      474,074             --
  Accounts payable..........................................    1,371,632        601,274
  Accrued expenses (Note 4).................................      611,633        196,104
  Short-term promissory notes (Note 5)......................           --      1,051,248
  Short-term advance (Note 5)...............................           --        575,000
  Current portion of obligations under capital leases (Notes
     3 and 6)...............................................       46,177         19,013
                                                              -----------    -----------
     Total current liabilities..............................    3,221,085      2,442,639
Convertible promissory notes (Note 5).......................       41,495         62,248
Obligations under capital leases, less current portion
  (Notes 3 and 6)...........................................       81,951         27,530
                                                              -----------    -----------
     Total liabilities......................................    3,344,531      2,532,417
                                                              -----------    -----------
Commitments (Note 6)
Stockholders' deficit (Notes 5, 7, 9, 10, 11, 12, 13 and
  14):
  Preferred stock, $.01 par value; 2,000,000 shares
     authorized; none issued................................           --             --
  Common stock, $.01 par value; 30,000,000 shares
     authorized; 4,713,319 and 2,865,512 shares issued and
     outstanding............................................       47,133         28,655
  Additional paid-in capital................................   15,286,410      6,177,194
  Deficit...................................................  (16,439,268)    (7,059,213)
                                                              -----------    -----------
     Total stockholders' deficit............................   (1,105,725)      (853,364)
                                                              -----------    -----------
          Total liabilities and stockholders' deficit.......  $ 2,238,806    $ 1,679,053
                                                              ===========    ===========

                See accompanying notes to financial statements.

                             AUGMENT SYSTEMS, INC.

                            STATEMENTS OF OPERATIONS

                                                                         SIX
                                                      YEAR ENDED     MONTHS ENDED    YEAR ENDED
                                                     DECEMBER 31,    DECEMBER 31,     JUNE 30,
                                                         1997            1996           1996
                                                     ------------    ------------    -----------
NET SALES..........................................  $   989,609     $        --     $        --
COST OF SALES......................................      597,924              --              --
                                                     -----------     -----------     -----------
GROSS MARGIN.......................................      391,685              --              --
                                                     -----------     -----------     -----------
OPERATING EXPENSES:
  Research and development (Notes 2 and 6).........    3,812,326       1,526,384       1,388,149
  General and administrative.......................    1,565,274       1,083,267          90,274
  Selling and marketing............................    3,141,843         490,735              --
                                                     -----------     -----------     -----------
     Total operating expenses......................    8,519,443       3,100,386       1,478,423
                                                     -----------     -----------     -----------
     Operating loss................................   (8,127,758)     (3,100,386)     (1,478,423)
                                                     -----------     -----------     -----------
OTHER INCOME (EXPENSE):
  Other income, net................................       13,323              --          25,284
  Interest expense (Note 5)........................     (835,815)       (115,899)        (51,343)
  Other expense....................................     (429,805)             --              --
                                                     -----------     -----------     -----------
     Total other expense, net......................   (1,252,297)       (115,899)        (26,059)
                                                     -----------     -----------     -----------
LOSS FROM CONTINUING OPERATIONS....................   (9,380,055)     (3,216,285)     (1,504,482)
                                                     -----------     -----------     -----------
DISCONTINUED OPERATIONS (NOTE 1):
  Loss from operations.............................           --              --          (7,182)
                                                     -----------     -----------     -----------
  Loss from discontinued operations................           --              --          (7,182)
                                                     -----------     -----------     -----------
NET LOSS (NOTES 2 AND 11)..........................  $(9,380,055)    $(3,216,285)    $(1,511,664)
                                                     ===========     ===========     ===========
NET LOSS PER SHARE OF COMMON STOCK (NOTE 11):
  Basic............................................  $     (2.31)    $     (1.09)    $     (0.52)
                                                     ===========     ===========     ===========
  Diluted..........................................  $     (1.67)    $     (0.71)    $     (0.34)
                                                     ===========     ===========     ===========

                See accompanying notes to financial statements.

                             AUGMENT SYSTEMS, INC.

                      STATEMENTS OF STOCKHOLDERS' DEFICIT
                         (NOTES 5, 7, 9, 10, 11 AND 14)

                                   PREFERRED STOCK       COMMON STOCK       ADDITIONAL                    TREASURY STOCK
                                  -----------------   -------------------     PAID-IN                    -----------------
                                  SHARES    AMOUNT     SHARES     AMOUNT      CAPITAL       DEFICIT      SHARES    AMOUNT
                                  -------   -------   ---------   -------   -----------   ------------   -------   -------
BALANCE, JUNE 30, 1995..........       --   $   --      239,038   $2,390    $ 2,135,251   $ (2,331,264)       --   $   --
  Issuance of common stock to
    new management..............       --       --      525,883    5,259          5,741             --        --       --
  Issuance of common stock in
    exchange of consulting
    services....................       --       --      193,554    1,936          6,314             --        --       --
  Issuance of common stock in
    exchange of inventories.....       --       --       22,565      226         33,772             --        --       --
  Issuance of common stock in
    exchange of back rent.......       --       --        3,346       33          5,008             --        --       --
  Purchase of treasury stock....       --       --           --       --             --             --    (3,346)  (7,000)
  Conversion of demand
    promissory notes and accrued
    interest into common
    stock.......................       --       --       21,912      219         32,781             --        --       --
  Issuance of common stock in
    connection with private
    placements..................       --       --      697,473    6,975      1,147,119             --        --       --
  Retirement of treasury
    stock.......................       --       --       (3,346)     (34)        (6,966)            --     3,346    7,000
  Net loss......................       --       --           --       --             --     (1,511,664)       --       --
                                  -------   -------   ---------   -------   -----------   ------------   -------   -------
BALANCE, JUNE 30, 1996..........       --       --    1,700,425   17,004      3,359,020     (3,842,928)       --       --
  Issuance of common stock in
    connection with private
    placements..................       --       --      609,546    6,095      1,103,155             --        --       --
  Conversion of convertible
    promissory notes into common
    stock.......................       --       --      107,567    1,076        223,924             --        --       --
  Issuance of common stock to
    employees...................       --       --        7,172       72         14,940             --        --       --
  Issuance of common stock in
    exchange of consulting
    services....................       --       --       47,490      475         98,937             --        --       --
  Issuance of common stock in
    connection with private
    placements..................       --       --      239,037    2,390        432,610             --        --       --
  Conversion of convertible
    promissory notes and accrued
    interest into common
    stock.......................       --       --      218,374    2,184        737,353             --        --       --
  Conversion of debt to existing
    stockholder into common
    stock.......................       --       --        4,725       47         18,853             --        --       --
  Issuance of common stock in
    exchange of consulting
    services....................       --       --        2,888       29         11,521             --        --       --
  Purchase of treasury stock....       --       --           --       --             --             --   (71,712)    (956)
  Retirement of treasury
    stock.......................       --       --      (71,712)    (717)          (239)            --    71,712      956
  Issuance of warrants
    associated with short term
    promissory notes............       --       --           --       --        177,120             --        --       --
  Net loss......................       --       --           --       --             --     (3,216,285)       --       --
                                  -------   -------   ---------   -------   -----------   ------------   -------   -------
BALANCE, DECEMBER 31, 1996......       --       --    2,865,512   28,655      6,177,194     (7,059,213)       --       --
  Issuance of common stock for
    exercise of warrants........       --       --       47,807      478         71,567             --        --       --
  Issuance of warrants
    associated with short term
    promissory notes............       --       --           --       --        389,500             --        --       --
  Initial public offering of
    1,800,000 shares of common
    stock at $5.50 per share and
    2,070,000 common stock
    warrants at $0.15, net of
    $1,990,369 in offering
    costs.......................       --       --    1,800,000   18,000      8,202,131             --        --       --
  Issuance of warrants in
    consideration for
    consulting..................       --       --           --       --        271,950             --        --       --
  Issuance of warrants in
    connection with bridge
    financing...................       --       --           --       --        174,068             --        --       --
  Net loss......................       --       --           --       --             --     (9,380,055)       --       --
                                  -------   -------   ---------   -------   -----------   ------------   -------   -------
  BALANCE, DECEMBER 31, 1997....       --   $   --    4,713,319   $47,133   $15,286,410   $(16,439,268)       --   $   --
                                  =======   =======   =========   =======   ===========   ============   =======   =======

                                      TOTAL
                                  STOCKHOLDERS'
                                     DEFICIT
                                  -------------
BALANCE, JUNE 30, 1995..........   $  (193,623)
  Issuance of common stock to
    new management..............        11,000
  Issuance of common stock in
    exchange of consulting
    services....................         8,250
  Issuance of common stock in
    exchange of inventories.....        33,998
  Issuance of common stock in
    exchange of back rent.......         5,041
  Purchase of treasury stock....        (7,000)
  Conversion of demand
    promissory notes and accrued
    interest into common
    stock.......................        33,000
  Issuance of common stock in
    connection with private
    placements..................     1,154,094
  Retirement of treasury
    stock.......................            --
  Net loss......................    (1,511,664)
                                   -----------
BALANCE, JUNE 30, 1996..........      (466,904)
  Issuance of common stock in
    connection with private
    placements..................     1,109,250
  Conversion of convertible
    promissory notes into common
    stock.......................       225,000
  Issuance of common stock to
    employees...................        15,012
  Issuance of common stock in
    exchange of consulting
    services....................        99,412
  Issuance of common stock in
    connection with private
    placements..................       435,000
  Conversion of convertible
    promissory notes and accrued
    interest into common
    stock.......................       739,537
  Conversion of debt to existing
    stockholder into common
    stock.......................        18,900
  Issuance of common stock in
    exchange of consulting
    services....................        11,550
  Purchase of treasury stock....          (956)
  Retirement of treasury
    stock.......................            --
  Issuance of warrants
    associated with short term
    promissory notes............       177,120
  Net loss......................    (3,216,285)
                                   -----------
BALANCE, DECEMBER 31, 1996......      (853,364)
  Issuance of common stock for
    exercise of warrants........        72,045
  Issuance of warrants
    associated with short term
    promissory notes............       389,500
  Initial public offering of
    1,800,000 shares of common
    stock at $5.50 per share and
    2,070,000 common stock
    warrants at $0.15, net of
    $1,990,369 in offering
    costs.......................     8,220,131
  Issuance of warrants in
    consideration for
    consulting..................       271,950
  Issuance of warrants in
    connection with bridge
    financing...................       174,068
  Net loss......................    (9,380,055)
                                   -----------
  BALANCE, DECEMBER 31, 1997....   $(1,105,725)
                                   ===========

                See accompanying notes to financial statements.

                             AUGMENT SYSTEMS, INC.

                       STATEMENTS OF CASH FLOWS (NOTE 13)

                                                                           SIX
                                                  YEAR ENDED          MONTHS ENDED        YEAR ENDED
                                                 DECEMBER 31,         DECEMBER 31,         JUNE 30,
                                                     1997                 1996               1996
                                               -----------------    -----------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...................................     $(9,380,055)         $(3,216,285)       $(1,511,664)
  Adjustments to reconcile net loss to net
     cash used for operating activities:
     Depreciation and amortization...........         212,364              119,798             56,539
     Compensation paid in common stock.......              --              125,974             19,250
     Consulting expense paid in warrants.....         271,950                   --                 --
     Provision for doubtful accounts.........         126,673                   --                 --
     Loss on disposal of fixed assets........          12,375                   --                 --
     Interest on warrants associated with
       debt..................................         505,211                   --                 --
     Changes in operating assets and
       liabilities:
       Accounts receivable...................        (351,642)                  --                 --
       Inventories...........................        (573,569)            (541,709)           (13,644)
       Prepaid expenses......................         (17,600)               9,800           (107,300)
       Other assets..........................         176,815                  150            (11,079)
       Accounts payable......................         770,358              414,840            152,829
       Accrued expenses......................         415,529              (70,460)           312,768
                                                  -----------          -----------        -----------
          Net cash used for operating
            activities.......................      (7,831,591)          (3,157,892)        (1,102,301)
                                                  -----------          -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment.........        (179,985)            (179,359)          (182,463)
  Capitalized software.......................        (265,000)                  --                 --
                                                  -----------          -----------        -----------
          Net cash used for investing
            activities.......................        (444,985)            (179,359)          (182,463)
                                                  -----------          -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock.....          72,045            1,544,250          1,154,094
  Proceeds from bridge financing.............         500,000                   --                 --
  Proceeds from issuance of note payable.....         750,000                   --                 --
  Proceeds from issuance of convertible
     promissory notes........................              --                   --          1,177,602
  Proceeds from noninterest bearing loans
     from stockholder........................              --                   --             13,500
  Proceeds (payments) from issuance of
     short-term promissory notes.............      (1,051,248)           1,011,560            100,000
  Proceeds (payments) from short-term
     advance.................................        (575,000)             575,000                 --
  Proceeds from issuance of warrants
     associated with short-term promissory
     notes...................................              --              177,120                 --
  Payments on capital lease obligations......         (24,128)              (8,317)              (739)
  Payments on convertible promissory notes...         (20,753)            (200,000)                --
  Payments on promissory notes...............              --                   --           (100,000)
  Purchase of treasury stock.................              --                 (956)            (7,000)
  Net proceeds from initial public
     offering................................       8,220,131                   --                 --
  Deferred financing costs...................              --             (108,680)          (165,143)
  Deferred registration costs................              --              (89,871)                --
                                                  -----------          -----------        -----------
          Net cash provided by financing
            activities.......................       7,871,047            2,900,106          2,172,314
                                                  -----------          -----------        -----------
Net increase (decrease) in cash..............        (405,529)            (437,145)           887,550
Cash, beginning of period....................         452,753              889,898              2,348
                                                  -----------          -----------        -----------
Cash, end of period..........................     $    47,224          $   452,753        $   889,898
                                                  ===========          ===========        ===========

                See accompanying notes to financial statements.

                             AUGMENT SYSTEMS, INC.

                         NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION:

     The Company was incorporated in 1990 to develop and distribute fiber optic printed circuit boards in the publishing and printing markets. The fiber optic products had limited success and in fiscal 1994 the Company began phasing out the fiber optic operations and began the transition into a systems integration and engineering consulting business. In 1995, the Company made a strategic shift in its business operation into the server market. Accordingly, operations have been accounted for as discontinued for the periods through September 30, 1995. The loss from discontinued operations for the year ended June 30, 1996 resulted in a loss per Basic and Diluted Share of less than $(0.01).

     Since October 1995 and through March 1997, the Company had been operating as a development stage company and had been engaged principally in research and development, recruitment of personnel and financing activities. During this time, the Company had engaged in limited marketing activities and had not commenced the selling of its initial products, which are high-end file management network systems. During the second quarter ended June 30, 1997, the Company commenced commercial shipment of its server product and recognized initial revenue in April 1997.

     The Company's initial target market is the electronic publishing industry, which requires the rapid and efficient movement of large image and data files over networks. In September 1997, the Company introduced a Windows NT-based client for its file management network systems.

     The Company has incurred substantial losses since inception and has been engaged primarily in product development having only recently begun shipment of its initial products. The Company has funded its losses primarily from a combination of debt and equity financings. In December 1997, the Company entered into an agreement with an investment bank to raise a minimum of $6,000,000 and a maximum of $9,000,000 in gross proceeds in a private placement of the Company's common stock. In January 1998, the Company completed an initial private placement of the Company's common stock which generated gross proceeds of $6,180,000 (see Note 14). The Company anticipates that the funding process started in December 1997 will be completed in the first half of 1998. The Company believes that the proceeds from the initial closing of the private placement in January 1998 plus cash from anticipated revenues will be sufficient to support its operations for the next 12 months. There can be no assurance, however, that the Company will be able to complete the funding started in December 1997, nor can there be assurance that the Company will be able to obtain additional funding on terms favorable to the Company, if at all.

     Although the Company commenced shipment of its products in fiscal 1997, the revenues recognized were less than originally anticipated by Company management. The shortfall in 1997 revenues was attributed to product development delays and problems with the Company's initial products sold. Success of future operations is subject to a number of risks which include the risk that the Company will not be successful in developing future products; the risk of rapid technological changes in the server industry; the Company's limited operating history, history of losses and accumulated deficit; the Company's need for additional capital; violation of certain debt covenants the highly competitive nature of the server industry and future unanticipated shortfalls in the Company's revenues.

     These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is dependent on its ability to obtain additional financing to fund new product development and expand its sales distribution channels, generate sufficient funds from the sale of products in the normal course of business and ultimately to generate profitable operations. The accompanying financial statements do not include any adjustments relating to the recovery and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                             AUGMENT SYSTEMS, INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Fiscal Year

     In October 1996 the Company changed its fiscal year-end from June 30 to December 31.

  Estimates and Assumptions

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 1997 and 1996.

  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market.

  Property and Equipment

     Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets ranging from three to five years. Property held under capital leases are being amortized over the lesser of the lease term or their estimated useful lives.

  Other Assets

     As of December 31, 1997, other assets included $265,000 of capitalized software development costs. There was no amortization in the current year.

     As of December 31, 1996, the Company had incurred registration costs of $89,871 in connection with the May 1997 public offering. These costs were deferred, and upon subsequent consummation of the proposed public offering, were charged against the equity raised. Other assets also included deferred financing costs of $108,680, net of accumulated amortization of $21,736 at December 31, 1996, respectively. These costs were amortized over 5 months, which represented the estimated time between the debt issuance and the initial public offering.

  Long-Lived Assets

     The Company evaluates long-lived assets under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ". SFAS 121 establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.

     The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

                             AUGMENT SYSTEMS, INC.

  Revenue Recognition

     Revenue is recognized on system sales to end users when the system performance has been accepted by the customer based on measurement against pre-defined published specifications.

  Research and Development

     Research and development costs are expensed as incurred.

     In accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed, the Company capitalizes software development costs incurred after technological feasibility of the software development projects is established and the realizability of such capitalized costs through future operations is expected. Amortization of these costs will be based on the greater of the charge resulting from the application of either the straight-line method over the economic life or the proportion of current sales to estimated future revenues of each product.

  Income Taxes

     Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

  Financial Instruments

     The estimated fair value of the Company's financial instruments, which include accounts receivable, accounts payable, related party accounts, debt instruments, and convertible promissory notes, approximate their carrying value.

  Concentrations of Credit Risk and Major Customers

     A significant portion of the Company's sales are to customers in the electronic publishing industry. The Company extends credit terms on a customer-by-customer basis based on its evaluation of its collectibility exposure. In management's opinion, the Company's allowance for doubtful accounts is sufficient to cover any potential risk of loss from extending credit to customers. In fiscal 1997, the Company derived sales from 5 customers which represented 80% of net sales.

  Stock Options

     Effective July 1, 1996, the Company adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected to continue to account for stock options at their intrinsic value with disclosure of the effects of fair value accounting on net earnings (loss) and earnings (loss) per share on a pro forma basis.

  Net Loss Per Share of Common Stock

     In fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). SFAS No. 128 requires the presentation of both basic and diluted earnings per share and replaces previously required standards for computing and presenting earnings per share. Earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the new requirements of SFAS No. 128.

  Effect of Accounting Pronouncements Not Adopted

     In June 1997, the Financial Accounting Standards Board issued two new disclosure standards. Results of operations and financial position will be unaffected by implementation of these new standards.

                             AUGMENT SYSTEMS, INC.

     Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, ("SFAS No. 130") establishes standards for reporting and display of comprehensive income, its components, and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 stipulates that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

     Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information, ("SFAS No. 131"), which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Management has been unable to fully evaluate the impact, if any, these pronouncements may have on future financial statement disclosures.

3.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1997        1996
                                                         --------    --------
Equipment..............................................  $770,253    $490,665
Furniture and fixtures.................................    30,153      39,395
Leasehold improvements.................................     3,054       3,054
                                                         --------    --------
                                                          803,460     533,114
Less accumulated depreciation and amortization.........   393,612     184,225
                                                         --------    --------
Property and equipment, net............................  $409,848    $348,889
                                                         ========    ========

     Property held under capital leases is included in property and equipment as follows:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1997       1996
                                                          --------    -------
Equipment...............................................  $161,312    $55,599
Less accumulated amortization...........................    39,292      6,122
                                                          --------    -------
Net property held under capital leases..................  $122,020    $49,477
                                                          ========    =======

                             AUGMENT SYSTEMS, INC.

4.  ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1997        1996
                                                         --------    --------
Consulting.............................................  $195,500    $ 94,669
Professional fees......................................   177,432          --
Payroll and related taxes..............................    50,000      65,464
Interest...............................................    12,178      20,875
Other..................................................   176,523      15,096
                                                         --------    --------
          Total accrued expenses.......................  $611,633    $196,104
                                                         ========    ========

5.  FINANCING ARRANGEMENTS

  Line of Credit

     In July 1997, the Company obtained a $3,000,000 working line of credit from a bank. Borrowings on the facility bear interest at prime plus .50%. Borrowings are limited to 75% of eligible domestic accounts receivable and are secured by all assets of the Company. In October 1997, the use of this facility was temporarily suspended until the Company can comply with certain financial covenants.

     There were no borrowings under this line of credit.

  Bridge Financing

     In October 1997, the Company entered into a note agreement with a bank in the principal amount of $750,000 with interest at the banks prime rate plus 2% (9% at December 31, 1997). This loan was originally payable upon completion of financing resulting in net proceeds of at least $5,000,000. In accordance with the original terms of the bridge loan, the Company issued detachable warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $3.00 per share exercisable over 5 years. Gross proceeds were $750,000. The Company allocated proceeds of $81,077 to the detachable warrants and $668,923 to the note. The discount on the debt is being amortized over 5 months, the term of the extended loan. As of December 31, 1997, $48,646 was charged to interest expense. In December 1997, the loan agreement was amended to extend the due date on the loan to February 28, 1998. In consideration of the extension, the exercise price of the detachable warrants was reduced from $3.00 per share to $1.00 per share. The Company is currently negotiating to extend the due date again to coincide with the private placement offering. (See Note 14).

     In December 1997, the Company entered into bridge financing which consisted of the sale of 10 units. Each unit consisted of (i) a promissory note in the principal amount of $50,000 bearing interest at the rate of 8% and payable on the earlier of (a) the date of consummation of financing by the Company resulting in net proceeds of at least $3,000,000 or (b) January 30, 1998; and
(ii) a warrant to purchase 50,000 shares of common stock at an exercise price of $1.00 per share and having an exercise period of 5 years. Proceeds were $500,000. The Company allocated gross proceeds of $51,852 to the detachable warrants and $448,148 to the promissory notes. The discount on the debt is being amortized over 2 months, the term of the loan. As of December 31, 1997, $25,926 was charged to interest expense. Subsequent to year end, the Company extinguished this debt by paying $200,000 in cash and converting the remaining balance into 300,000 shares the Company's common stock in conjunction with a January 1998 private placement of 6,180,000 shares of the Company's common stock at $1.00 per share. (See Note 14).

                             AUGMENT SYSTEMS, INC.

  Convertible Promissory Notes

     In May 1996, the Company issued $425,000 of convertible promissory notes that bore interest at the rate of 10% per annum. In July, 1996, $200,000 of these notes were repaid and in September 1996, $225,000 of these notes were converted into 107,567 shares of the Company's common stock in accordance with the notes.

     In addition, at June 30, 1996, the Company had outstanding $752,602 of convertible promissory notes issued to various stockholders of the Company during September 1995 and May 1996 in connection with a private placement, as well as $111,674 of convertible promissory notes issued (collectively referred to as the "Notes") to MTDC and First Stage in connection with the conversion of demand promissory notes issued in 1991. The Notes mature three years from date of issue and bear interest of 10 percent per annum payable at maturity or upon the earlier of redemption or conversion. The notes provided that following the public offering, any portion of the principal and interest of the Notes not so converted may be converted at the option of the holder at the offering price plus $1.33 per share. However, if the price of the common stock is at least $4.00 above the initial public offering price for a period of 10 consecutive trading days, the Company may convert any of the remaining principal and accrued interest at a price equal to $1.33 per share above the initial public offering price. On November 30, 1996, $802,018 of the outstanding convertible promissory notes and $71,488 of accrued interest, net of financing costs of $133,969, were converted into 218,374 shares of the Company's common stock at a conversion rate of $4.00 per share. Outstanding balances on these notes amounted to $41,495 and $62,248 at December 31, 1997 and 1996, respectively.

  Short Term Promissory Notes

     The Company completed a private placement of 71.7 units in February 1997 and December 1996 consisting of (i) a Class A promissory note in the principal amount of $25,000 bearing interest, payable at maturity, at the rate of 12 percent per annum due and payable on the earlier of: (a) the closing of an initial public offering ("IPO") of the Company's common stock; (b) November 30, 1997; or (c) the sale by the Company of substantially all of its assets, or upon the sale or merger of the Company; (ii) a Class A warrant to purchase 6,375 shares of common stock at an exercise price of one-half the offering price of the common stock in an IPO, provided that the IPO is completed by May 31, 1997, otherwise $1.33 per share; (iii) a Class B promissory note in the principal amount of $25,000 bearing interest, payable at maturity, at the rate of 12 percent per annum, due and payable on the earlier of: (a) the closing of an IPO, if such IPO is completed by May 31, 1997; (b) May 31, 1998; or (c) the sale by the Company of substantially all of its assets, or upon the sale or merger of the Company; and (iv) a Class B warrant to purchase 6,375 shares of common stock at an exercise price of three-fourths of the offering price of the common stock in an IPO, provided that the IPO is completed by May 31, 1997, otherwise $1.33 per share. Proceeds, net of financing costs of $130,000, were $1,080,000 in connection with the sale of 24.2 units in December 1996. The Company allocated gross proceeds of $198,440, net of financing costs of $21,320, to the detachable warrants and gross proceeds of $1,011,560 to the Class A and Class B promissory notes ($1,210,000 face value). The discount on the debt was amortized over 5 months, the estimated time between the debt issuance and the initial public offering. During the six months ended December 31, 1996, the Company charged interest expense for $39,688 of amortization on the debt discount. Upon completion of the initial public offering, the Company recorded interest expense in 1997 of $158,752 on the unamortized debt discount and recorded amortization in 1997 of $86,944 related to unamortized deferred financing costs at December 31, 1996.

     Proceeds, net of financing costs of $308,750, were $2,066,250 in connection with the sale of the remaining 47.5 units completed in February 1997. The Company allocated gross proceeds of $389,500, net of financing costs of $50,635, to the detachable warrants and gross proceeds of $1,985,500 to the Class A and Class B promissory notes ($2,375,000 face value). The discount on the debt was amortized over 3 months resulting in a charge of $389,500 to 1997 interest expense on the debt discount and amortization in 1997 of $258,115 related to unamortized deferred financing costs. In May 1997, certain warrant holders agreed to the

                             AUGMENT SYSTEMS, INC.

cancellation of warrants to purchase 235,878 shares of common stock issued in connection with the short-term promissory notes. No consideration was given in connection with the cancellation of these warrants.

  Short Term Advance

     In December 1996, the Company received a short-term non-interest bearing advance of $575,000 from an unaffiliated third party which was repaid in fiscal 1997.

6.  COMMITMENTS

  Leases

     The Company leases equipment and its facilities under operating leases that expire through August 2000. Rent expense under these agreements for the year ended December 31, 1997, the six months ended December 31, 1996 and the year ended June 30, 1996 were $431,000, $116,524 and $97,049, respectively. In addition, the Company leases certain equipment under capital leases that continue through July 2000. Future minimum payments, by year and in the aggregate, under capital leases and operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 1997:

YEAR ENDED DECEMBER 31,                           CAPITAL LEASES    OPERATING LEASES
-----------------------                           --------------    ----------------
1998............................................     $ 60,190           $426,000
1999............................................       52,652             39,000
2000............................................       39,864             38,200
2001............................................           --             10,600
2002............................................           --             10,600
Thereafter......................................           --             10,600
                                                     --------           --------
Total minimum lease payments....................      152,706           $535,000
                                                                        ========
Less amount representing interest...............       24,578
                                                     --------
Present value of minimum lease payments.........      128,128
Less current portion............................       46,177
                                                     --------
Long-term portion...............................     $ 81,951
                                                     ========

  License Agreements

     On September 27, 1995, the Company obtained a worldwide license from Radius, Inc. ("Radius") to use certain of Radius' technology in its products. Under the agreement with Radius, the royalties payable by the Company initially are the greater of $1,500 per unit or two percent of the purchase price per unit for the first 200 units, declining in increments based on the number of units sold to the greater of $750 per unit or one percent of the purchase price per unit after 1001 units are sold. Royalties will be paid until the cumulative total of royalties paid equals $10,000,000 at which time the Company will have a royalty-free license. If the Company fails to sell the minimum number of units required to be sold pursuant to the agreement for two consecutive calendar quarters, the technology may be licensed to other parties. In addition, the Company has granted to Radius an irrevocable, perpetual, non-exclusive, worldwide, royalty-free license to any modifications to the Radius technology made by the Company. During 1997, the Company failed to meet the unit sales requirement. As a result, the Company no longer has the exclusive right to the Radius technology and it may be licensed to other parties. Royalty expense under this license amounted to approximately $16,500 in 1997.

     The Company entered into a Development and License Agreement dated August 1, 1996 with Polybus Systems Corporation ("Polybus") pursuant to which the Company obtained an irrevocable, perpetual, worldwide, nonexclusive (except as to publishing for which the license is exclusive) license to a high speed file

                             AUGMENT SYSTEMS, INC.

manager software package in consideration for royalty payments. The royalties payable by the Company pursuant to the Development and License Agreement are initially $800 per server and $400 per workstation, declining in increments based upon the number of systems sold to $50 per server and $25 per workstation until the first 100,000 systems are sold by the Company. No royalties are payable after the Company sells 100,000 systems. The initial term of the Development and License Agreement is 25 years and the agreement may be terminated sooner by Polybus only in the event of a payment default by the Company. Upon termination of the Development and License Agreement, Polybus may license the software to third parties in the publishing market. The Company made advances of $109,100 and $97,500 pursuant to the agreement, as of December 31, 1997 and 1996, respectively. Royalty expense under this agreement amounted to approximately $7,800 for the year ended December 31, 1997.

 Employment Contracts

     Effective January 1, 1997, the Company entered into a two-year employment agreement with Mr. Lorrin Gale, the Company's former President and Chief Executive Officer. Pursuant to such contract, Mr. Gale was paid a base salary of $125,000 and was granted incentive stock options to purchase up to 75,000 shares of common stock. Options to purchase 15,000 shares of common stock vested upon the execution of the agreement and options to purchase 30,000 shares of common stock vest on each of the first and second anniversaries of the agreement. All options have an exercise price of $4.00 per share. Pursuant to his employment agreement, Mr. Gale may not compete with the Company during the term of his employment and for one year thereafter. Mr. Gale left the Company as President and Chief Executive Officer in March 1998.

     Effective January 1, 1997, the Company entered into an employment agreement with Mr. Duane Mayo, the Company's Chief Financial Officer, for a term equal to the duration of his employment. In consideration of the agreement, Mr. Mayo's annual salary increased from $85,000 to $100,000. Mr. Mayo may not compete with the Company throughout the term of his employment and for one year thereafter.

7.  RELATED PARTY TRANSACTIONS

     In July 1995, the Company entered into a consulting agreement with Young Management Group, Inc. ("Young Management"), a company founded by Stanley A. Young, who subsequently became a director of the Company in September 1995. Upon the signing of the agreement, the Company sold 179,279 shares of common stock at $.021 per share to Young Management. In addition, the Company agreed to a consulting fee of $7,000 per month, plus out-of-pocket expenses, of which $3,000 per month would be deferred until completion of an initial public offering. Consulting fees expensed in connection with this agreement during the six months ended December 31, 1996 were approximately $42,000 and an aggregate of $67,250 was accrued at December 31, 1996. In August 1996, Young Management transferred all of its shares of common stock to certain affiliates of Young Management, including the Stanley A. Young Irrevocable Trust and the Stanley A. Young Family Limited Partnership.

     In May 1996, the Stanley A. Young Irrevocable Trust was issued a promissory note in the principal amount of $100,000 (which was subsequently repaid) and warrants to purchase 23,904 shares of common stock with an exercise price of $1.507 per share in connection with a private placement. In February 1997, the Stanley A. Young Family Limited Partnership was issued, in a private placement, promissory notes in the aggregate principal amount of $50,000 and warrants to purchase 6,375 shares of common stock at an exercise price of $2.75 per share and warrants to purchase 6,375 shares of common stock at an exercise price of $4.125 per share. In November 1995, Stanley A. Young Irrevocable Trust and Mr. Young's wife each purchased 3,787 shares of common stock at a price of $1.507 per share and were each issued a convertible promissory note in the amount of $19,297 in a private placement. In November 1996, Stanley A. Young Irrevocable Trust converted the principal balance and accrued interest on its note into 5,320 shares of common stock and

                             AUGMENT SYSTEMS, INC.

Mr. Young's wife converted the principal balance and accrued interest on her note into 5,320 shares of common stock.

     In May 1996, the Company issued to Fred L. Chanowski, a director of the Company, in consideration for consulting services rendered, a warrant to purchase up to 23,904 shares of common stock at an exercise price of $1.507 per share. Also in May 1996, the Company issued to Mr. Chanowski, in consideration for a $25,000 loan, a promissory note in the principal amount of $25,000 plus a warrant to purchase up to 5,976 shares of common stock at $1.507 per share.

     In October 1996, the Company issued to Mr. Chanowski 19,123 shares of common stock in consideration for consulting services rendered. Mr. Chanowski also purchased 23,904 shares of common stock for $50,000 in October 1996 in a private placement. Mr. Chanowski paid the $50,000 purchase price by converting the $25,000 promissory note issued to him in May 1996 and by investing an additional $25,000 in cash. Mr. Chanowski is a 6.675% member in Alpha Ventures LLC, which holds 77,540 shares of the Company's common stock and warrants to purchase 11,952 shares of common stock at an exercise price of $1.507 per share. In April 1997, the Company issued to Venture Management Consultants, LLC ("Venture Management"), of which Mr. Chanowski is a 20% member, a promissory note in the principal amount of $200,000 in consideration for a $200,000 loan. The promissory note bears interest at 18% per annum with interest and principal payable at maturity on May 31, 1998. In May 1997, the Company issued to Venture Management a promissory note in the principal amount of $200,000 in consideration for a $200,000 loan. The promissory note bears interest at 18% per annum with interest and principal payable at maturity on June 30, 1998. In October 1997, the Company issued to Venture Management, in consideration of a $400,000 loan, a promissory note in the principal amount of $400,000 plus a warrant to purchase up to 100,000 shares of Common Stock at $3.00 per share valued at $41,139. The promissory note bears interest at 9% per annum with interest and principal payable at maturity on the earlier of (i) December 11, 1997; or (ii) the completion of a financing by the Company. The Company subsequently repaid all three of the promissory notes issued to Venture Management. In October 1997, the Company entered into a Consulting Agreement with Venture Management. In consideration for consulting services, the Company issued Venture Management a warrant to purchase up to 400,000 shares of common stock at $3.00 per share and agreed to pay consulting fees of $4,000 per month, plus out-of-pocket expenses up to $1,000 per month.

     In January 1998, Leventhal Paget LLC, of which Jeffrey Leventhal, a director of the Company is a member, purchased 200,000 shares of Common Stock for $200,000 in a private placement of the Company's Common Stock.

8.  INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     At December 31, 1997 and 1996, the Company had a gross deferred tax asset of $5,500,000 and $1,700,000, respectively, related to a net operating loss carryforward, for which a valuation allowance of $5,500,000 and $1,700,000, respectively, was recorded. The Company had no deferred tax liability at December 31, 1997 and 1996. The increase in the deferred tax asset valuation allowance of $3,800,000 was attributable to the increase in the deferred asset related to the net operating loss carryforward.

     Due to operating losses generated, there is no provision for federal and state income taxes for the years ended December 31, 1997 and June 30, 1996, and the six months ended December 31, 1996.

     The difference between the effective tax rate and the United States federal rate of 34 percent for the years ended December 31, 1997 and June 30, 1996 and the six months ended December 31, 1996 relates to the limitations applicable to the recognition of tax benefits from the net operating losses.

                             AUGMENT SYSTEMS, INC.

     At December 31, 1997, the Company had a net operating loss carryforward for federal income tax purposes of approximately $13,500,000 which begin to expire in 2011. Net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in the ownership interests of significant stockholders over a three year period in excess of 50 percent. As a result of the change in ownership of the Company in June 1995, the ultimate utilization of the Company's net operating losses were substantially eliminated as of June 30, 1995. As a result of the changes in ownership of the Company in June 1996 and May 1997, the annual utilization of the Company's net operating losses are expected to be limited.

9.  CAPITAL STOCK

  Preferred Stock

     In July 1995, the Board of Directors' approved an increase in the number of authorized shares of preferred stock from 593,602 shares to 2,000,000 shares. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights, preferences to dividends and liquidation, conversion and redemption rights and sinking fund provisions.

  Common Stock

     From September 1995 through April 1996, the Company issued 147,686 shares of its common stock at a price of $1.507 per share in a private placement of common stock and convertible promissory notes. Proceeds net of financing costs of $48,824 were $173,594. From May 1996 through June 1996, the Company issued 549,787 shares of its common stock at a price of $2.093 per share in a private placement. Proceeds net of financing costs of $169,500 were $980,500.

     In January 1996, demand promissory notes and accrued interest were converted into 21,912 shares of the Company's common stock and convertible promissory notes. In addition, during the year ended June 30, 1996, the Company issued 219,465 shares of its common stock as payment for consulting services, inventories and back rent.

     In July, 1996, the Board of Directors approved an increase in the number of authorized shares of common stock from 2,000,000 shares to 15,000,000 shares.

     Between July 1996 and September 1996, the Company completed a private placement of 609,546 shares of its common stock at a price of $2.093 per share. Proceeds net of financing costs of $165,750, were $1,109,250.

     In September 1996, the Company issued 7,172 shares of common stock to employees in lieu of cash payments for services rendered. In addition, in October 1996, the Company issued 47,490 shares of common stock in lieu of cash payments for consulting services rendered. In connection with the issuance of this common stock, the Company recorded compensation expense at $2.093 per share, or $114,424, during the six months ended December 31, 1996.

     In October 1996 the Company completed a private placement of 239,037 shares of its common stock at a price of $2.093 per share. Proceeds net of financing costs of $65,000, were $435,000. In addition the Company reclassified 71,712 shares from treasury stock to authorized but unissued common stock.

     On November 30, 1996, the Company converted $802,018 of the outstanding convertible promissory notes and $71,488 in accrued interest into 218,374 shares of the Company's common stock at a conversion rate of $4.00 per share.

                             AUGMENT SYSTEMS, INC.

     In March 1997, the Company issued 47,807 shares of common stock in connection with the exercise of a warrant to purchase common stock for $1.507 per share.

     In May 1997, the Company issued 1,800,000 shares of common stock in connection with an initial public offering.

     In October 1996, the Board of Directors declared a .637434-for-one stock split of the Company's common stock and approved an increase in the number of authorized shares of common stock from 15,000,000 shares to 30,000,000 shares. In April 1997, the Board of Directors declared a three-for-four reverse stock split of the Company's common stock. All common stock, common stock options and per share information disclosed in the financial statements and notes thereto have been adjusted to give effect for these stock splits.

     At December 31, 1997, 600,000 shares of common stock were reserved for issuance under outstanding stock options and 4,683,117 shares were reserved for issuance under warrants.

  Warrants

     From November 1995 to May 1996, the Company issued (i) warrants to purchase in the aggregate 244,059 shares of common stock at an exercise price of $1.507, of which 21,514 have an expiration date four years from the date of issuance and 222,545 have an expiration date five years from the date of issuance; and (ii) warrants (to a placement agent) to purchase an aggregate of 21,966 shares of common stock at a price of $1.507 per share and expiring between November 22, 2000 and May 31, 2001. In July 1996, the Company issued a warrant to purchase 23,904 shares of common stock at an exercise price equal to one half of the price of the shares of common stock in the Company's initial public offering and with an expiration date five years from the date of issuance. In October 1996, the Company issued a warrant to purchase 11,952 shares of common stock at an exercise price of $2.093 per share and with an expiration date five years from the date of issuance. In December 1996, the Company issued a warrant to purchase 37,500 shares of the Company's common stock at an exercise price of $4.00 per share and with an expiration date five years from the date of issuance. From December 1996 through February 1997, the Company issued warrants to purchase in the aggregate 914,188 shares of common stock, 457,094 of which have an exercise price of $2.75 per share and 457,094 of which have an exercise price equal of $4.125 per share. These warrants are exercisable for a period of three years commencing on December 30, 1997.

     In connection with an initial public offering declared effective on May 12, 1997, 2,070,000 redeemable common stock purchase warrants were issued by the Company. Each warrant entitles the holder to purchase one share of common stock for $6.60 during the four-year period commencing one year from the date of the offering.

10.  STOCK OPTION PLAN

     In July 1995, the Company adopted its 1995 Stock Option Plan. Under this plan, the Board of Directors, at their discretion, can issue either incentive stock options or nonqualified options to employees and nonqualified options to consultants, directors or other nonemployees.

     Incentive stock options may not be granted at a price less than the fair market value of the shares at the grant date (or less than 110% of fair market value in the case of employees or officers holding 10% or more of the voting stock) while the nonqualified options may be granted at a price determined by the Board of Directors except that the Company has agreed with the Underwriters not to grant any nonqualified options at a price lower than 85% of the fair market value of the shares at the date of the grant. All grants as of December 31, 1997 were at fair market value or greater. The options generally vest 10% after 30 days from the date of grant and the balance ratably over a period of four years. Incentive stock options granted under the

                             AUGMENT SYSTEMS, INC.

plan expire not more than 10 years from the date of grant and not more than five years in the case of incentive stock options granted to an employee or officer holding 10% or more of the voting stock of the Company. All options not exercised at the end of the vesting period automatically expire. The aggregate number of shares which may be granted under this plan may not exceed 600,000 shares.

     Changes in options outstanding under the 1995 Stock Option Plan are summarized as follows:

                                                                     WEIGHTED-
                                                                      AVERAGE
                                                                     EXERCISE
                                                          SHARES       PRICE
                                                         --------    ---------
Granted................................................   207,965     $  1.63
Exercised..............................................        --          --
Cancelled or expired...................................        --          --
                                                         --------     -------
Balance, June 30, 1996.................................   207,965        1.63
Granted................................................   125,788        2.61
Exercised..............................................        --          --
Cancelled or expired...................................   (29,164)       3.14
                                                         --------     -------
Balance, December 31, 1996.............................   304,589        2.14
Granted................................................   223,813        3.82
Exercised..............................................        --          --
Cancelled or expired...................................  (153,918)       3.09
                                                         --------     -------
Balance, December 31, 1997.............................   374,484        2.58
                                                         ========     =======

     At December 31, 1997 options for 131,322 shares are exercisable at prices ranging from $1.51 to $5.50. At December 31, 1996 options for 63,404 shares were exercisable at prices ranging from $1.51 to $4.00.

                             AUGMENT SYSTEMS, INC.

     The following table summarizes information about stock options outstanding at December 31, 1997:

                            OPTIONS OUTSTANDING
                 -----------------------------------------
                                   WEIGHTED-
                     NUMBER         AVERAGE      WEIGHTED-
     RANGE OF    OUTSTANDING AT    REMAINING      AVERAGE
     EXERCISE     DECEMBER 31,    CONTRACTUAL    EXERCISE
      PRICES          1997        LIFE (YEARS)     PRICE
    ----------   --------------   ------------   ---------
    $     1.51      122,150           3.2          $1.51
          2.09       87,484           3.5           2.09
          3.00       78,750           4.5           3.00
     4.00-5.50       86,100           4.0           4.07
    ------------------------------------------------------
    $1.51-5.50      374,484           3.7          $2.55
    ------------------------------------------------------

                      OPTIONS EXERCISABLE
                  ---------------------------
                      NUMBER        WEIGHTED-
     RANGE OF     EXERCISABLE AT     AVERAGE
     EXERCISE      DECEMBER 31,     EXERCISE
      PRICES           1997           PRICE
    ----------    --------------    ---------
    $     1.51        60,739          $1.51
          2.09        36,958           2.09
          3.00        15,161           3.00
     4.00-5.50        18,464           4.08
    -----------------------------------------
    $1.51-5.50       131,322          $2.21
    -----------------------------------------

     Effective July 1, 1996, the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". The Company has elected to continue to account for stock options at intrinsic value with disclosure of the effects of fair value accounting on net income (loss) and earnings (loss) per share on a pro forma basis. Had compensation costs for the stock option plans been determined using the fair value method, the Company's pro forma net loss and loss per share would have been as follows:

                                                                     SIX
                                                  YEAR ENDED     MONTHS ENDED    YEAR ENDED
                                                 DECEMBER 31,    DECEMBER 31,     JUNE 30,
                                                     1997            1996           1996
                                                 ------------    ------------    -----------
Net loss                As reported............  $(9,380,055)    $(3,216,285)    $(1,511,664)
                        Pro forma..............  $(9,480,378)    $(3,229,974)    $(1,515,730)
Basic loss per share    As reported............  $     (2.31)    $     (1.09)    $     (0.52)
                        Pro forma..............  $     (2.33)    $     (1.09)    $     (0.52)
Diluted loss per share  As reported............  $     (1.67)    $     (0.71)    $     (0.34)
                        Pro forma..............  $     (1.69)    $     (0.72)    $     (0.34)

     Pro forma compensation cost may not be representative of that to be expected in future years.

     The Company has computed the pro forma disclosures required under SFAS No. 123 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average assumptions used for the year ended December 31, 1997 are as follows: risk free interest rates ranging from 5.97% to 6.33%, expected dividend yield of 0% and expected option life of 60 months; and expected volatility of 46.50%. The weighted average assumptions used for the six months ended December 31, 1996 are as follows: risk free interest rate ranging from 5.98% to 6.4%, expected dividend yield of 0% and expected option life of 28 to 29 months; and expected volatility of 30%. The weighted average assumptions used for the year ended June 30, 1996 are as follows: risk free interest rate ranging from 5.7% to 6.52%, expected dividend yield of 0% and expected option life of 28 to 34 months; and expected volatility of 30%. The weighted average fair value of all options granted

                             AUGMENT SYSTEMS, INC.

during the year ended December 31, 1997, the six months ended December 31, 1996 and the year ended June 30, 1996 were $1.07, $.51 and $.35, respectively.

11.  NET LOSS PER SHARE OF COMMON STOCK

     The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, issued by the Financial Accounting Standards Board. Under SFAS No. 128, the basic and diluted net loss per share of common stock for the year ended December 31, 1997, the six months ended December 31, 1996 and the year ended June 30, 1996 is computed by dividing the net loss by the weighted average number of common shares outstanding during the period, including stock options issued at nominal amounts within 12 months of the Company's Initial Public Offering.

     The weighted average number of common shares outstanding is summarized as follows:

                                                                    SIX
                                                 YEAR ENDED     MONTHS ENDED    YEAR ENDED
                                                DECEMBER 31,    DECEMBER 31,     JUNE 30,
                                                    1997            1996           1996
                                                ------------    ------------    ----------
Denominator for basic loss per share:
  Weighted average common stock shares
     outstanding..............................   4,062,360       2,960,865      2,902,760
Potential dilutive common shares:
  Common stock shares issuable under stock
     options at nominal amounts within 12
     months of IPO............................   1,543,509       1,543,509      1,543,509
                                                 ---------       ---------      ---------
Denominator for diluted loss per share........   5,605,869       4,504,374      4,446,269
                                                 =========       =========      =========

     Stock options issued at nominal amounts within 12 months prior to the Company's Initial Public Offering (IPO) are considered outstanding for all periods presented for the diluted calculation in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 98. The Company's options, warrants and convertible debt instruments other than those issued for nominal amounts within 12 months of the Company's Initial Public Offering are not considered outstanding for the diluted calculation since their effect is antidilutive.

12.  INITIAL PUBLIC OFFERING

     During fiscal 1997, the Company consummated an initial public offering of its common stock and common stock purchase warrants under the Securities Act of 1933 with the Securities and Exchange Commission. Pursuant to the offering, 1,800,000 shares of common stock and 2,070,000 redeemable common stock purchase warrants were issued and sold by the Company. Each warrant entitles the holder to purchase one share of common stock for $6.60 during the four-year period commencing one year from the date of the offering. The Registration Statement was declared effective on May 12, 1997. The Company received net proceeds after expenses of approximately $8,220,000.

                             AUGMENT SYSTEMS, INC.

13.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                                            SIX
                                                         YEAR ENDED     MONTHS ENDED    YEAR ENDED
                                                        DECEMBER 31,    DECEMBER 31,     JUNE 30,
                                                            1997            1996           1996
                                                        ------------    ------------    ----------
Supplemental schedule of cash payments:
  Cash paid for interest..............................    $  180,549      $ 30,956       $  4,235
  Cash paid for income taxes..........................            --            --             --
Supplemental schedule of noncash financing and
  investing activities:
  Inventories paid with common stock..................            --            --         33,998
  Property and equipment acquired by capital lease
     obligations......................................       105,713        22,216         33,383
  Accrued rent paid with common stock.................            --            --          5,041
  Conversion of demand notes payable and accrued
     interest into convertible promissory notes.......            --            --        111,674
  Conversion of amount due to stockholder into common
     stock............................................            --        18,900             --
  Conversion of convertible promissory notes and
     accrued interest into common stock...............            --       964,537             --
  Conversion of demand notes payable and accrued
     interest into common stock.......................            --            --         33,000
  Conversion of convertible promissory notes into
     common stock.....................................            --            --        225,000
  Consulting expense paid with warrants...............       271,950            --             --

14.  SUBSEQUENT EVENTS

     In January 1998, the Company completed a private placement of 10 units each consisting of (i) a convertible promissory note in the principal amount of $50,000 bearing interest payable at maturity, at the rate of 8% per annum, which shall be converted into shares of the Company's common stock at the rate of one share of common stock per dollar loaned plus accrued interest as of the date and upon the earlier of (a) the consummation of a financing by the Company which results in net proceeds to the Company of at least $3,000,000 or (b) June 30, 1998; and (ii) a warrant to purchase 25,000 shares of common stock at an exercise price of $1.00 per share. Upon the completion of a separate private equity placement in January 1998, the above 10 units were converted into 500,000 shares of the Company's common stock.

     In January 1998, the Company completed an initial private placement of 6,180,000 shares of the Company's common stock at a price of $1.00 per share. The Company anticipates that the funding process started in December 1997 will be completed in the first half of 1998.