Form 10QSB
period 1998-03-31
AUGMENT SYSTEMS INC
filed 1998-05-15
CIK 1004605

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
(Mark One)

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission file number   0-22341

                              AUGMENT SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                   04-3089539
-------------------------------             -------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification
 incorporation or organization)              No.)


2 ROBBINS ROAD WESTFORD, MA                                     01886
(Address of principal executive offices)                      (Zip Code)

                                  978-392-8626
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Transitional Small Business Disclosure Format:
         Yes             No    X
            ----------     ----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
         YES    X        NO
            ----------     ----------

Indicate the number of shares outstanding of each of the issuer's classes of Stock, as of the latest practicable date: As of May 11,1998,


             Class                                 Outstanding at May 11, 1998
--------------------------------------        --------------------------------
Common Stock, $.01 par value per share                  11,272,229

                              AUGMENT SYSTEMS, INC.

                                      INDEX


                                                                          PAGES

PART I            FINANCIAL INFORMATION

  Item 1          Financial Statements

                  Balance Sheets as of December 31, 1997
                  and March 31, 1998                                        3

                  Results of Operations for the three months
                  ended March 31, 1998 and 1997                             4

                  Statements of Cash Flows for the three months
                  ended March 31, 1998 and 1997                             5

                  Notes to Financial Statements                           6-7

 Item 2           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          8-10

PART II           OTHER INFORMATION

 Item 1           Legal Proceedings                                        11
 Item 2           Changes in Securities                                    11
 Item 3           Defaults Upon Senior Securities                          11
 Item 4           Submission of Matters to a Vote of Security-Holders      11
 Item 5           Other Information                                        11
 Item 6           Exhibits and Reports on Form 8-K                         11

 Signatures                                                                12

                              AUGMENT SYSTEMS, INC.
                                 BALANCE SHEETS

                                                                          MARCH 31,           DECEMBER 31,
                                                                          --------------------------------
                                                                            1998                 1997
                                                                            ----                 ----
                                                                         (unaudited)          (unaudited)

                                     ASSETS
Current Assets:
        Cash                                                          $   2,473,554       $      47,224
        Accounts Receivable, net                                            505,248             224,969
        Inventories                                                         963,845           1,162,920
        Prepaid expenses                                                    113,894             115,100
                                                                      -------------       -------------
              Total current assets                                        4,056,540           1,550,213

Property and equipment, net                                                 358,742             409,848
Other assets                                                                278,745             278,745
                                                                      -------------       -------------
                   Total assets                                       $   4,694,027       $   2,238,806
                                                                      =============       =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
         Accounts payable                                             $     317,320       $   1,371,632
         Accrued expenses                                                   302,138             611,633
         Notes payable                                                      717,569             717,569
         Bridge financing                                                     --                474,074
         Current portion of capital lease obligations                        45,312              46,177
                                                                      -------------        ------------
              Total current liabilities                                   1,382,339           3,221,085
Convertible promissory notes                                                 41,495              41,495
Capital lease obligations, less current portion                              81,951              81,951
                                                                      -------------        ------------
              Total liabilities                                           1,505,785           3,344,531
                                                                      =============        ============

Commitments
Stockholders' Equity (deficit):
         Common stock, $.01 par value; 30,000,000
         shares authorized; 11,272,229  and 4,713,319
         shares issued and outstanding at March 31, 1998,
         and December 31, 1997, respectively                                112,722              47,133
         Additional paid-in capital                                      20,946,941          15,286,410
         Accumulated deficit                                            (17,871,421)        (16,439,268)
                                                                      -------------       -------------
              Total stockholders' equity (deficit)                        3,188,242          (1,105,725)
                                                                      -------------       -------------
                   Total liabilities and stockholders' equity         $   4,694,027       $   2,238,806
                                                                      =============       =============



The accompanying notes are an integral part of the financial statements.

                              AUGMENT SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS


                                                           Three Months Ended
                                                     March 31,                 March 31,
                                                       1998                       1997
                                                     ----------                ---------
                                                    (unaudited)               (unaudited)
NET SALES                                          $   475,514             $       -
COST OF SALES                                          229,399                     -
                                                   ------------            ------------
GROSS MARGIN                                           246,115                     -
                                                   ------------            ------------
OPERATING EXPENSES:
         Research and development                      701,713                 464,047
         General and administrative                    228,933                 489,138
         Sales and marketing                           723,679                 541,687
                                                   ------------            ------------
                  Total operating expenses           1,654,325               1,494,872
                                                   ------------            ------------
LOSS FROM OPERATIONS                                (1,408,210)             (1,494,872)
                                                   ------------            ------------

OTHER INCOME (EXPENSE):
         Net interest income (expense)                 (23,943)                (94,131)
                                                   ------------            ------------
                  Total other expense, net             (23,943)                (94,131)
                                                   ------------            ------------
NET LOSS                                           $(1,432,153)            $(1,589,003)
                                                   ============            ============

NET LOSS PER COMMON SHARE:
         Basic                                     $     (0.16)            $     (0.55)
                                                   ============            ============
         Diluted                                   $     (0.16)            $     (0.36)
                                                   ============            ============
















The accompanying notes are an integral part of the financial statements.

                              AUGMENT SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS


                                                                            Three Months Ended
                                                                   March 31,                    March 31,
                                                                     1998                         1997
                                                                     ----                         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                  $(1,432,153)              $(1,589,003)
         Adjustments to reconcile net loss to net cash
             used in operating activities:
                  Loss on disposal of fixed assets                       -                         8,850
                  Depreciation and amortization                         65,740                    40,432
         Changes in operating assets and liabilities:
                  Accounts receivable                                 (280,279)                    -
                  Inventories                                          199,075                  (738,395)
                  Prepaid expenses                                       1,206                   (15,000)
                  Accounts payable                                  (1,054,312)                  734,909
                  Accrued expenses                                    (309,495)                  (52,939)
                                                                   ------------              ------------
                       Net cash used for operating activities       (2,810,218)               (1,611,146)

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                          (14,633)                  (14,129)
                                                                   ------------              ------------
                      Net cash provided by  (used for)
                                   investing activities                (14,633)                  (14,129)
                                                                   ------------              ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of common stock                      4,951,181                    72,000
         Proceeds from bridge financing                                500,000                     -
         Proceeds from issuance of short-term
          promissory notes                                               -                     2,375,000
         Repayment of short-term advance                                 -                      (575,000)
         Payments on capital lease obligations                           -                        (4,540)
         Repayment on bridge financing                                (200,000)                    -
         Deferred financing costs                                        -                      (578,177)
                                                                   ------------              ------------
              Net cash provided by financing activities              5,251,181                 1,289,283
                                                                   ------------              ------------
         Net increase (decrease) in cash                             2,426,330                  (335,992)
         Cash at beginning of period                                    47,224                   452,753
                                                                   ------------              ------------
         Cash at end of period                                     $ 2,473,554               $   116,761
                                                                   ------------              ------------


The accompanying notes are an integral part of the financial statements.

                              AUGMENT SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1998

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

         From October 1995 through March 1997, Augment Systems, Inc. (the "Company"), was a development stage company engaged in the development of high-end Storage Area Networking systems designed to move large image and text files rapidly and efficiently over computer networks. The Company commenced commercial shipment of its server product and recognized initial revenue in April 1997. The Company's initial target markets are electronic publishing, digital photographic editing and geographic information systems (GIS), which require the rapid and efficient movement of large image and data files over networks.

         The accompanying unaudited financial statements are presented in accordance with the requirements for Form 10-QSB and do not include all the disclosures required by generally accepted accounting principles for complete financial statements. Reference should be made to the Company's Form 10-KSB for the fiscal year ended December 31, 1997 for additional disclosures including a summary of the Company's accounting policies.

         In the opinion of management of the Company, the financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position of the Company. The results of operations for the three-month period ended March 31, 1998 or any other interim period, are not necessarily indicative of the results to be expected for the full year.


2.   NET LOSS PER SHARE OF COMMON STOCK

         The Company follows Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, issued by the Financial Accounting Standards Board. Under SFAS No. 128 the basic and diluted net loss per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding for the period, including stock options issued at nominal amounts within 12 months of the Company's Initial Public Offering ("IPO"). The weighted average number of common shares outstanding is summarized as follows:

                                                   Three Month Period Ended
                                              MARCH 31, 1998      MARCH 31, 1997
                                              --------------      --------------

   Denominator for basic loss per share:
     Weighted average common stock shares
       outstanding............................  9,013,049             2,913,319
   Potential dilutive common shares:
     Common stock shares issuable under stock
       options at nominal amounts within 12
       months of IPO..........................   -  0  -              1,543,509
                                               --------------       ------------
   Denominator for diluted loss per share       9,013,049             4,456,828

         Stock options issued at nominal amounts within 12 months prior to the Company's IPO are considered outstanding for all periods presented for the diluted calculation in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 98. The Company's options, warrants and convertible debt instruments other than those issued for nominal amounts within 12 months of the Company's IPO are not considered outstanding for the diluted calculation since their effect is antidilutive.

                              AUGMENT SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1998



3.   STOCKHOLDERS' EQUITY

     In April 1997, the Board of Directors declared a three-for-four reverse stock split of the Company's Common Stock. All Common Stock and per share information discussed in the financial statements and notes have been adjusted to give effect to this stock split.

     On May 16, 1997, the Company completed its initial public offering of 1,800,000 shares of its Common Stock at a price of $5.50 per share and 2,070,000 Redeemable Common Stock Purchase Warrants at $.15 per warrant. Each Redeemable Common Stock Purchase Warrant entitles the holder to purchase one share of Common Stock for $6.60 during the four year period commencing May 12, 1998. The net proceeds from the Company's initial public offering, after deducting underwriting discounts and commissions and certain estimated expenses payable by the Company were approximately $8,220,000.

     In January 1998, the Company closed on a private placement of 6,180,000 shares of the Company's Common Stock at a price of $1.00 per share. In addition, the Company issued to the private placement agent as part of the agent's commission 378,910 shares of the Company's Common Stock, in lieu of cash compensation.


4.    FINANCING ARRANGEMENTS

         In October 1997, the Company entered into a note agreement with Fleet National Bank in the principal amount of $750,000 with interest at the bank's prime rate plus 2%. This loan was originally payable by December 31, 1997, or upon completion of a financing resulting in net proceeds of at least $5,000,000. In accordance with the original terms of the bridge loan, the Company issued detachable warrants to purchase 100,000 shares of the Company's Common Stock at an exercise price of $3.00 per share exercisable over 5 years. Gross proceeds were $750,000. The Company allocated proceeds of $81,077 to the detachable warrants and $668,923 to the note. The discount on the debt is being amortized over 5 months, the term of the extended loan. As of December 31, 1997, $48,646 was charged to interest expense. In December 1997, the loan agreement was amended to extend the due date on the loan to February 28, 1998. In consideration of the extension, the exercise price of the detachable warrants was reduced from $3.00 per share to $1.00 per share. The term of this loan was further extended to April 1, 1998 pursuant to an agreement between the Company and Fleet National Bank. The Company is currently negotiating a further extension of the due date.

                              AUGMENT SYSTEMS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


                THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE
                       THREE MONTHS ENDED MARCH 30, 1997

INTRODUCTION

Augment Systems, Inc. develops, manufactures, sells and distributes Storage Area Networking solutions for managing large image and data files. Since October 1995 and through March 1997, the Company had been operating as a development stage company and had been engaged principally in the development and integration of cross platform, high performance file servers with Fibre Channel-Arbitrated Loop technology, resulting in a new paradigm for storing and transferring large files. The Company had engaged in limited marketing activities and did not commence shipments of its initial products until February 1997. The Company commenced commercial shipment of its server product and recognized initial revenue in April 1997. The Company's initial target markets are electronic publishing, digital photographic editing and geographic information systems
(GIS), which require the rapid and efficient movement of large image and data files over networks.

RESULTS OF OPERATIONS

During the three month period ended March 31, 1998, the Company recognized product revenues of $475,514. Gross product margins on product revenues was 52%. The Company anticipates increased revenues for the balance of 1998 with the continued development of its sales channel. Gross product margins may vary slightly with the distribution of products to original equipment manufacturers ("OEM's"), third party resellers, end users and potential competition from other suppliers. Prior to the second quarter ended June 30, 1997, the Company was a development stage company and had not recognized revenues.

The Company recognized a net loss of $1,432,153 for the three-month period ended March 31, 1998 as compared to a net loss of $1,589,003 for the same period in 1997. The decrease in net loss of $156,850 is primarily attributable to an increase in revenues and the resulting gross margin contribution. The Company anticipates that revenues will continue to increase throughout the balance of 1998 and further reduce quarterly operating losses. The Company anticipates a slight decrease in operating spending for the second quarter of 1998, from its first quarter 1998 results, as the Company reduces spending associated with its European operation.

Research and development costs for the three-month period ended March 31, 1998 were $701,713 as compared to $464,047 for the same period in 1997. The $237,666 increase is primarily due to an increase in outside software consultant costs associated with product development costs. The Company anticipates that research and development costs will remain approximately at or slightly above current level on a quarterly basis throughout 1998.

General and administrative costs for the three-month period ended March 31, 1998 were $228,933 as compared to $489,047 for the same period in 1997. The $260,114 decrease is primarily attributable to a reduction in administrative support personnel, and a reduction in spending for outside legal and accounting services.

Selling and marketing costs for the three-month period ended March 31, 1998 were $723,679 as compared to $541,687 for the same period in 1997. The $181,992 increase is attributable to an increase in marketing support and sales personnel and increased spending on promotional material. The Company anticipates that selling and marketing expenses will continue to increase through the balance of 1998 as the Company develops its sales and distribution channels and expands its marketing efforts.

The Company currently has 25 full-time employees and 8 independent contractors and plans to hire an additional 12 full-time employees in various capacities over the next 12 months. Additional personnel may be required depending on the level of business activity. The Company expects, however, to continue its current practice of utilizing independent consultants on an as-needed basis rather than exclusively hiring additional full-time employees.

LIQUIDITY AND CAPITAL RESOURCES

Since October 1995, the Company has funded its operations principally from a combination of debt and equity financings totaling approximately $21,220,000. On May 16, 1997, the Company completed its initial public offering of 1,800,000 shares of its Common Stock at a price of $5.50 per share and 2,070,000 Redeemable Common Stock Purchase Warrants at $.15 per warrant. Each Redeemable Common Stock Purchase Warrant entitles the holder to purchase one share of Common Stock for $6.60 during the four-year period commencing May 12, 1998. The net proceeds from the Company's initial public offering, after deducting underwriting discounts and commissions and estimated expenses payable by the Company, were approximately $8,220,000.

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

In October 1997, the Company obtained a $750,000 loan from Fleet National Bank. The loan is secured by all of the Company's assets, bears interest at Fleet National Bank's prime rate plus 2% and was originally payable by December 31, 1997 or upon completion of a financing resulting in net proceeds to the Company of at least $5,000,000. Pursuant to the original terms of this loan, the Company issued detachable warrants to purchase 100,000 shares of Common Stock at an exercise price of $3.00 per share exercisable over five years. This loan was extended through and until February 28, 1998 and the exercise price for the warrants issued in conjunction with this loan was lowered from $3.00 per share to $1.00 per share. The term of this loan was further extended to April 1, 1998 pursuant to an agreement between the Company and Fleet National Bank. The Company is currently negotiating a further extension of the due date.

In December 1997, the Company entered into an agreement with Sunrise Securities Corp. ("Sunrise Securities"), a New York based investment bank, to raise a minimum of $6,000,000 and a maximum of $9,000,000 in a private placement of the Company's Common Stock. During December 1997 and January 1998, Sunrise Securities secured $1,000,000 in bridge financing from institutional and private investors in anticipation of the private placement. The bridge financing promissory notes accrued interest at 8% per annum with interest and principal payable at maturity on the initial closing of the private placement. In addition, the Company issued to the bridge investors five year warrants to purchase up to 750,000 shares in the aggregate of the Company's Common Stock at $1.00 per share. In February 1998, the Company repaid $200,000 of these promissory notes plus interest and the holders of $800,000 of these promissory notes converted their notes into shares of the Company's Common Stock at $1.00 per share.

In January 1998, the Company closed on an initial amount of $6,180,000. In early May 1998, the Company closed on an additional $575,000 and terminated the offering. The Company believes that the proceeds from these closings of the private placement plus cash from anticipated revenues will be sufficient to support its operations for the next twelve months. There can be no assurance, however, that the Company will be able to complete the funding started in December 1997, nor can there be assurance that the Company will be able to obtain additional funding on terms favorable to the Company, if at all. Funds received pursuant to the January 1998 financing and funds anticipated to be received as a result of sales in the ordinary course of the Company's business should permit the Company to operate without further need for financing for the next twelve months. If cash flow from operations is not sufficient, there will be a material adverse affect on the Company's ability to continue to fund new product development and expand its sales distribution channels, which will negatively effect anticipated revenues and results of operations in 1998. Success of future operations is subject to a number of risks, including: the risk that the Company will not be successful in developing future products; the risk of rapid technological changes in the server industry; the Company's limited operating history, history of losses, and accumulated deficit; the

Company's need for additional capital; the highly competitive nature of the server industry; and future unanticipated shortfalls in the Company's revenues. The Company is dependent on its ability to obtain additional financing to fund new product development and expand its sales distribution channels, generate sufficient funds from the sales of products in the normal course of business, and ultimately to generate profitable operations. As a result of the Company's recurring losses, the Company's auditors have expressed substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recovery and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

                           PART II. OTHER INFORMATION



ITEM 1.           LEGAL PROCEEDINGS
                  None

ITEM 2.           CHANGES IN SECURITIES
                  None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES
                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  None

ITEM 5.           OTHER INFORMATION
                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K


                  (a) The Company filed a Form 8-K on March 4, 1998 to report the intial closing on $6.18 million of a private placement of the Company's securities.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AUGMENT SYSTEMS, INC.

Date: May 14, 1998         By: /S/LAWRENCE D. BEAUPRE
                               ----------------------
                               Lawrence D. Beaupre
                               President & Chief Executive Officer
                               (Principal Executive Officer)


Date: May 14, 1998         By: /S/DUANE A. MAYO
                               ----------------
                               Duane A. Mayo
                               Chief Financial Officer, Treasurer and Secretary (Principal Financial & Accounting Officer)