Form 10QSB
period 1998-06-30
AUGMENT SYSTEMS INC
filed 1998-08-14
CIK 1004605

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
(Mark One)

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission file number   0-22341
                         -------

                              AUGMENT SYSTEMS, INC.
         ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                  DELAWARE                                   04-3089539
---------------------------------------------     ------------------------------
(State or other jurisdiction of incorporation     (I.R.S.Employer Identification
 or organization)                                   No.)

      2 Robbins Road Westford, MA                               01886
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

                                  978-392-8626
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Transitional Small Business Disclosure Format:

         Yes            No  X
            -----         -----

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days. YES  X     NO
                                             -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of Stock, as of the latest practicable date: As of August 14, 1998, the Company had 11,898,951 shares of Common Stock, $.01 par value, issued and outstanding.

================================================================================

                              AUGMENT SYSTEMS, INC.

                                      INDEX

                                                                                         PAGES
PART I            FINANCIAL INFORMATION

     Item 1       Financial Statements

                  Balance Sheets as of December 31, 1997
                            and June 30, 1998                                               3

                  Results of Operations for the six months and three months
                    ended June 30, 1998 and 1997                                            4

                  Statements of Cash Flows for the six months
                    ended June 30, 1998 and 1997                                            5

                  Notes to Financial Statements                                           6-8

     Item 2       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                        9-12

PART II           OTHER INFORMATION

     Item 1       Legal Proceedings                                                        13
     Item 2       Changes in Securities                                                    13
     Item 3       Defaults Upon Senior Securities                                          13
     Item 4       Submission of Matters to a Vote of Security-Holders                   13-14
     Item 5       Other Information                                                        14
     Item 6       Exhibits and Reports on Form 8-K                                         14

         Signatures                                                                        15


                              AUGMENT SYSTEMS, INC.
                                 BALANCE SHEETS

                                                                               June 30,       December 31,
                                                                             ------------------------------
                                                                                 1998             1997
                                                                                 ----             ----
                                                                              (unaudited)
                                               ASSETS
Current Assets:
         Cash                                                                $  1,201,952    $     47,224
         Accounts receivable, net                                                 643,943         224,969
         Inventories                                                              973,287       1,162,920
         Prepaid expenses                                                         383,172         115,100
                                                                             ------------    ------------
                  Total current assets                                          3,202,354       1,550,213

Property and equipment, net                                                       320,044         409,848
Other assets                                                                      278,745         278,745
                                                                             ------------    ------------
                  Total assets                                               $  3,801,143    $  2,238,806
                                                                             ============    ============
                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
         Accounts payable                                                    $    348,414    $  1,371,632
         Accrued expenses                                                         320,632         611,633
         Notes payable                                                            717,569         717,569
         Bridge financing                                                            --           474,074
         Current portion of capital lease obligations                              43,930          46,177
                                                                             ------------    ------------
                  Total current liabilities                                     1,430,545       3,221,085
Convertible promissory notes                                                       41,495          41,495
Capital lease obligations, less current portion                                    81,951          81,951
                                                                             ------------    ------------
                  Total liabilities                                             1,553,791       3,344,531
                                                                             ============    ============

Stockholders' Equity (Deficit):
         Common stock, $.01 par value; 30,000,000
         shares authorized; 11,898,952 and 4,713,319
         shares issued and outstanding at June 30, 1998,
         and December 31, 1997, respectively                                      118,990          47,133
         Additional paid-in capital                                            21,487,524      15,286,410
         Accumulated deficit                                                  (19,359,162)    (16,439,268)
                                                                             ------------    ------------
                  Total stockholders' equity (deficit)                          2,247,352      (1,105,725)
                                                                             ------------    ------------
         Total Liabilities and Stockholders' Equity                          $  3,801,143    $  2,238,806
                                                                             ============    ============


The accompanying notes are an integral part of the financial statements.

                              AUGMENT SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS

                                                  Three Months Ended             Six Months Ended
                                                       June 30,                       June 30,
                                                1998              1997         1998             1997
                                                ----------------------         ---------------------

Sales                                        $    330,464    $   567,233    $    805,978    $   567,223
Cost of sales                                     140,356        247,481         369,755        247,481
                                             ------------    -----------    ------------    -----------
Gross margin                                      190,108        319,742         436,223        319,742
Operating expenses:
         Research and development                 697,443        662,873       1,417,466      1,126,920
         General and administrative               477,081        580,160         706,014      1,069,298
Sales and marketing                               482,771        700,400       1,206,450      1,242,087

                  Total cost and expenses    $  1,657,295    $ 1,943,433    $  3,329,930    $ 3,438,305
                                             ------------    -----------    ------------    -----------
Loss from operations                         $ (1,467,187)   $(1,623,691)   $  2,893,707    $(3,118,563)
                                             ------------    -----------    ------------    -----------
Other expense:

         Net interest expense                $      2,244    $    49,771    $     26,187    $   143,902
                                             ------------    -----------    ------------    -----------
                  Total other expense, net   $      2,244    $    49,771    $     26,187    $   143,902
                                             ------------    -----------    ------------    -----------

Net loss                                     $ (1,469,431)   $(1,673,462)   $ (2,919,894)   $(3,262,465)
                                             ------------    -----------    ------------    -----------
Net loss per common share                           (0.13)         (0.43)          (0.28)         (0.96)

Weighted average common and common             11,485,824      3,902,330      10,318,545      3,410,557
            equivalent shares outstanding

The accompanying notes are an integral part of the financial statements.

                              AUGMENT SYSTEMS, INC.
                             STATEMENTS OF CASH FLOW

                                                                                    Six Months Ended
                                                                                 June 30,      June 30,
                                                                                   1998          1997
                                                                                   ----          ----
Cash flows from operating activities:
         Net loss                                                               (2,919,894)   (3,262,465)
         Adjustments  to  reconcile  net  loss to net  cash
          used  in  operating
             activities:
                  Depreciation and amortization                                    136,516        42,033
         (Increase) decrease in operating assets and liabilities:
                  Accounts receivable                                             (418,974)     (513,761)
                  Inventory                                                        189,633    (1,055,581)
                  Other assets                                                    (267,873)      (18,200)
                  Accounts payable                                              (1,164,041)      488,588
                  Accrued expenses                                                (626,698)     (104,308)
                                                                                ----------    ----------
                           Net cash used in operating activities                (5,071,331)   (4,423,694)
                                                                                ----------    ----------
Cash flows from investing activities:
         Purchase of property and equipment                                        (41,677)      (57,493)
                                                                                ----------    ----------
                           Net cash used for investing activities                  (41,677)      (57,493)
                                                                                ----------    ----------
Cash flows from financing activities:
         Proceeds from issuance of common stock                                  5,967,736     8,985,240
         Proceeds from issuance of short-term promissory notes                        --       2,775,000
         Proceeds from bridge financing                                            500,000          --
         Repayment of bridge financing                                            (200,000)         --
         Repayment of short-term advance                                              --        (575,000)
         Payments on capital lease obligations                                        --          (9,210)
         Payments on short-term promissory notes                                      --      (3,585,000)
         Payment on long-term convertible promissory notes                            --         (20,753)
         Interest on short-term promissory notes                                      --        (137,283)
         Deferred financing costs                                                     --        (716,170)
                                                                                ----------    ----------
                           Net cash provided by financing activities             6,267,736     6,716,825
                                                                                ----------    ----------

Net increase (decrease) in cash                                                  1,154,728     2,235,638
                                                                                ----------    ----------
Cash at beginning of period                                                         47,224       452,753
                                                                                ----------    ----------
Cash at end of period                                                            1,201,952     2,688,391
                                                                                ----------    ----------

The accompanying notes are an integral part of the financial statements.

                              AUGMENT SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1998

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

         From October 1995 and through March 1997, the Company operated as a development stage company and engaged principally in the development and integration of cross platform, high performance file servers with Fibre Channel-Arbitrated Loop technology, resulting in a new paradigm for storing and transferring large files. During this time, the Company engaged in limited marketing activities and did not commence shipments of its initial products until February 1997. During the second quarter ended June 30, 1997, the Company commenced commercial shipment of its server product and recognized initial revenues in April 1997. The Company's initial target markets are electronic prepress, geographic information systems (GIS), medical imaging, and video editing, all of which require the rapid and efficient movement of large image and data files over networks.

         The accompanying unaudited financial statements are presented in accordance with the requirements for Form 10-QSB and do not include all the disclosures required by generally accepted accounting principles for complete financial statements. Reference should be made to the Company's Form 10-KSB for the fiscal year ended December 31, 1997 for additional disclosures, including a summary of the Company's accounting policies.

         In the opinion of management of the Company, the financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position of Augment Systems, Inc. The results of operations for the three-and six month periods ended June 30, 1998 or any other interim period, are not necessarily indicative of the results to be expected for the full year.


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

                                                                                    Six Month Period Ended
                                                                              June 30, 1998        June 30, 1997
                                                                              -------------        -------------
         Denominator for basic loss per share:
             Weighted average common stock shares
                  outstanding............................................        10,318,545           3,410,557
         Potential dilutive common shares:
             Common stock shares issuable under stock
                  options at nominal amounts within 12
                  months of IPO..........................................          - 0 -              1,288,672
                                                                                 ----------           ---------
         Denominator for diluted loss per share                                  10,318,545           4,699,229

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

                              AUGMENT SYSTEMS, INC.

                           NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1998


3.    STOCKHOLDERS' EQUITY

     In April 1997, the Board of Directors declared a three-for-four reverse stock split of the Company's Common Stock. All Common Stock and per share information discussed in the financial statements and notes pertaining to periods prior to April 1997 have been adjusted to give effect to this stock split.

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

     In January 1998, the Company had a first closing on a private placement of 6,180,000 shares of the Company's Common Stock at a price of $1.00 per share. In addition, the Company issued to the private placement agent as part of the agent's commission 378,910 shares of the Company's Common Stock, in lieu of cash compensation. In May 1998, the Company closed on an additional 575,000 shares of the Company's Common Stock at a price of $1.00 per share and terminated the private placement. In addition, the Company issued to the private placement agent as part of the agent's commission 51,722 shares of the Company's Common Stock, in lieu of cash compensation. The shareholders that participated in the private placement of 6,755,000 shares in January and May 1998 of the Company's Common Stock and the placement agent will receive an additional one-half (1/2) share, or 3,592,816 shares of the Company's Common Stock, should the Company not meet specific revenue targets by the end of fiscal year 1998.

     On June 29, 1998, the stockholders of the Company approved an increase in the number of authorized shares of common stock from 30,000,000 to 50,000,000, a one-for-three reverse stock split of the Company's Common Stock and the issuance of an additional 10,000,000 shares of Common Stock in connection with a proposed private placement to be undertaken by the Company. The reverse stock split may only be effected upon the closing of a private placement of the Company's Common Stock.


4.    FINANCING ARRANGEMENTS

         In October 1997, the Company entered into a note agreement with Fleet National Bank in the principal amount of $750,000 with interest at the bank's prime rate plus 2%. This loan was originally payable by December 31, 1997, or upon completion of a financing resulting in net proceeds of at least $5,000,000. In accordance with the original terms of the bridge loan, the Company issued detachable warrants to purchase 100,000 shares of the Company's Common Stock at an exercise price of $3.00 per share exercisable over 5 years. Gross proceeds were $750,000. The Company allocated proceeds of $81,077 to the detachable warrants and $668,923 to the note. The discount on the debt is being amortized over 5 months, the term of the extended loan. As of December 31, 1997, $48,646 was charged to interest expense. In December 1997, the loan agreement was amended to extend the due date on the loan to February 28, 1998. In consideration of the extension, the exercise price of the detachable warrants was reduced from $3.00 per share to $1.00 per share. The term of this loan was further extended until April 1,

1998 and subsequently to July 31, 1998 pursuant to agreements between the Company and Fleet National Bank. On July 31, 1998, the Company made a payment in the amount of $300,000 to Fleet National Bank to partially pay down the loan. At that time, the bank orally agreed to extend the term of the loan an additional two weeks until August 15, 1998, pending the completion of a proposed bridge financing being undertaken by the Company.

         In August 1998, the Company entered into a financing arrangement with an investment bank to secure $1,500,000 in bridge financing of secured convertible promissory notes and common stock purchase warrants. The Company intends to use a portion of the proceeds of the bridge financing to repay in full its indebtedness to Fleet National Bank. Although no assurance can be given, the Company anticipates the bridge financing to close on or before August 17, 1998. The Company and the investment bank have the right to extend the bridge financing for up to an additional thirty (30) days. In the event the bridge financing is not completed by August 17, 1998, then the Company will need to seek an extension of the term of its loan with Fleet National Bank. No assurance can be given that Fleet National Bank will agree to any additional extension of the term of the Loan.

5.    MATERIAL SUBSEQUENT EVENTS

         In February 1998, the NASD changed the listing requirements for companies whose securities are listed on the NASDAQ SmallCap Market. In light of those changes, on February 26, 1998, NASDAQ informed the Company it was to have net tangible assets of $5,000,000 by June 30, 1998, and granted the Company a temporary listing exception until that time. Since, at June 30, 1998, the Company did not meet the net tangible assets requirement, on July 7, 1998 NASDAQ informed the Company that it's securities were no longer eligible for listing on the NASDAQ SmallCap Market. The Company's Common Stock is currently listed on OTC Bulletin Board under the symbol of "AUGS" and the Company's Common Stock Purchase Warrants are listed under the symbol "AUGWS."

                              AUGMENT SYSTEMS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                THREE AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED
                 TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1997

INTRODUCTION

Augment Systems, Inc. develops, manufactures, sells and distributes Storage Area Networking solutions for managing large image and data files. From October 1995 and through March 1997, the Company operated as a development stage company and engaged principally in the development and integration of cross platform, high performance file servers with Fibre Channel-Arbitrated Loop technology, resulting in a new paradigm for storing and transferring large files. During that time, the Company engaged in limited marketing activities and did not commence shipments of its initial products until February 1997. During the second quarter ended June 30, 1997, the Company commenced commercial shipment of its server product and recognized initial revenues in April 1997. The Company's initial target markets are electronic prepress, geographic information systems
(GIS), medical imaging, and video editing, all of which require the rapid and efficient movement of large image and data files over networks.


RESULTS OF OPERATIONS

The Company recognized product revenues of $330,464 and $805,978 for the three months and six months ended June 30, 1998, respectively, as compared to product revenues of $567,223 and $567,223 for the same periods in 1997, respectively. Gross product margins on product sales were 59% and 55% for the three month and six months ended June 30 1998, respectively, as compared to 56% and 56% for the same periods in 1997, respectively. Contributing to the improved margins during the three month period ended June 30, 1998 was recognition of a software license fee of $100,000 to a major customer in the video market. The Company anticipates revenues for the balance of 1998 will remain fairly consistent with the first half of the year, as the main focus of the Company will be on continued product development. Gross product margins may vary slightly with the distribution of products to original equipment manufacturers ("OEM's"), third party resellers, end users and potential competition from other suppliers. Prior to the second quarter ended June 30, 1997, the Company was a development stage company and had not recognized revenues.

The Company recognized a net loss of $1,469,431 and $2,919,894 for the three and six months ended June 30, 1998, respectively, as compared to net losses of $1,673,462 and $3,262,465 for the same periods in 1997, respectively. The decreases in net loss of $204,031 and $342,571 for the three and six month periods, respectively, is attributable to an decrease in operating spending in sales and marketing expenses and a reduction administrative costs associated with legal fees, accountants fees and outside consultants fees. The Company anticipates a slight decrease in operating spending for the second half of 1998, as the Company reduces spending associated with its European operation and makes a transition from engineering contractors to full time employees.

Research and development costs for the three and six months ended June 30, 1998 were $697,443 and $1,417,466, respectively, as compared to $662,873 and $1,126,920 for the same periods in 1997, respectively. The $290,546 increase for the six month period, is primarily due to a increase in engineering supplies and prototype spending and outside contractors associated with product development of the Company's server. The Company anticipates that research and development costs will go down slightly for the second half of 1998 as the Company makes a transition from engineering contractors and consultants to full time employees.

General and administrative costs for the three and six months ended June 30, 1998 were $477,081 and $706,014, respectively, as compared to $580,160 and $1,069,298 for the same periods in 1997, respectively. The $103,079 and $363,284 decreases for the three and six month periods, respectively, is primarily attributable to a reduction in administrative support personnel, and a reduction in spending for outside legal, accounting and consulting services.

Selling and marketing costs for the three and six months ended June 30, 1998 were $482,771 and $1,206,450, respectively, as compared to $700,400 and $1,242,087 for the same periods in 1997, respectively. The $217,629 and $35,637 decreases for the three and six month periods, respectively is attributable to an decreases in marketing support and sales personnel in the Far East and Europe and decreased spending on promotional material. The Company anticipates that selling and marketing expenses will increase slightly toward the end of 1998 as the Company develops its sales and distribution channels and expands its marketing efforts.

The Company currently has 24 full-time employees and 8 independent contractors and plans to hire an additional 12 full-time employees in various capacities over the next 12 months. Additional personnel may be required depending on the level of business activity. The Company expects, however, to continue its current practice of utilizing independent consultants on an as-needed basis rather than exclusively hiring additional full-time employees.

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

In October 1997, the Company obtained a $750,000 loan from Fleet National Bank. The loan is secured by all of the Company's assets, bears interest at Fleet National Bank's prime rate plus 2% and was originally payable by December 31, 1997 or upon completion of a financing resulting in net proceeds to the Company of at least $5,000,000. Pursuant to the original terms of this loan, the Company issued detachable warrants to purchase 100,000 shares of Common Stock at an exercise price of $3.00 per share exercisable over five years. This loan was extended through and until February 28, 1998 and the exercise price for the warrants issued in conjunction with this loan was lowered from $3.00 per share to $1.00 per share. The term of this loan was further extended until April 1, 1998 and subsequently to July 31, 1998 pursuant to agreements between the Company and Fleet National Bank. On July 31, 1998, the Company made a payment in the amount of $300,000 to Fleet National Bank to partially pay down the loan. At that time, the bank orally agreed to extend the term of the loan an additional two weeks until August 15, 1998, pending the completion of a proposed bridge financing being undertaken by the Company, which is described below.

In December 1997, the Company entered into an agreement with Sunrise Securities Corp. ("Sunrise Securities"), a New York based investment bank, to raise a minimum of $6,000,000 and a maximum of $9,000,000 in a private placement of the Company's Common Stock. During December 1997 and January 1998, Sunrise Securities secured $1,000,000 in bridge financing from institutional and private investors in anticipation of the private placement. The bridge financing promissory notes accrued interest at 8% per annum with interest and principal payable at maturity on the initial closing of the private placement. In addition, the Company issued to the bridge investors five year warrants to purchase up to 750,000 shares in the aggregate of the Company's Common Stock at $1.00 per share. In February 1998, the Company repaid $200,000 of these promissory notes plus interest and the holders of $800,000 of these promissory notes converted their notes into shares of the Company's Common Stock at $1.00 per share. In January 1998, the Company closed on an initial amount of $6,180,000 of a private placement initiated in December 1997. In early May 1998, the Company closed on an additional $575,000 and terminated the offering started in December 1997.

In August 1998, the Company entered into an agreement with a New York-based investment bank to raise $1,500,000 in bridge financing, of secured convertible promissory notes and common stock purchase warrants. The Company intends to use a portion of the proceeds of the bridge financing to repay in full its indebtedness to Fleet National Bank. Although no assurance can be given, the Company anticipates the bridge financing to close on or before August 17, 1998. The Company and the investment bank have the right to extend the bridge financing for up to an additional thirty (30) days. In the event the bridge financing is not completed by August 17, 1998, then the Company will need to seek an extension of the term of its loan with Fleet National Bank. No assurance can be given that Fleet National Bank will agree to any additional extension of the term of the Loan. which is anticipated to close by the end of August 1998. In addition, the Company anticipates raising an additional $4,000,000 to $6,000,000 in a private placement of its Common Stock during the fourth quarter of 1998. The additional funds raised in the private placement may be used to repay any portion of the promissory notes issued in the bridge financing that are not converted to Common Stock upon the closing of such additional private placement and will be used to support ongoing product development and ongoing operations of the Company.

There can be no assurance, however, that the Company will be able to complete the bridge financing in August 1998, or complete the subsequent private placement anticipated in the fourth quarter of 1998, nor can there be any assurance that the Company will be able to obtain additional funding on terms favorable to the Company, if at all. If cash flow from operations, the bridge financing and the private placement is not sufficient, there will be a material adverse affect on the Company's ability to continue to fund new product development, expand its sales distribution channels, and continue as an ongoing operation. Success of future operations is subject to a number of risks, including: the risk that the Company will not be successful in developing future products; the risk of rapid technological changes in the server industry; the Company's limited operating history, history of losses, and accumulated deficit; the Company's need for additional capital; the highly competitive nature of the server industry; and future unanticipated shortfalls in the Company's revenues.

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

YEAR 2000

Certain computer programs and microprocessors use two digits rather than four to define the applicable year. Any computer program that has date-sensitive software and microprocessors may recognize a date using "00" and the year 1900 rather than 2000. This phenomenon could cause a disruption of the Company's operations, including, among other things, a temporary inability to send invoices, or engage in similar normal business activities. Management believes the Company is substantially year 2000 compliant with respect to its sales, administration, and general operations. Prior to purchasing any new equipment or software, it is Company policy to ensure that the specifications include year 2000 compliance. However, there can be no guarantee that the systems of other companies on which the Company's system will rely will be converted on a timely basis, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material impact on the Company. Based on its current assessment, management believes that year 2000 compliance will not have a material adverse impact on the future operations of the Company.

FORWARD LOOKING STATEMENTS

Some of the statements in this Form 10-QSB Quarterly Report, as well as statements by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company and conference calls following quarterly earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words or phrases denoting the anticipated results of future events such as "anticipate," "believe,"
"estimate," "will likely," "are expected to," "will continue," "project," "trends" and similar expressions that denote uncertainty are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors affecting future results include, but are not limited to, the Company's limited operating history, the Company's need for additional financing, rapid technology changes, regulatory uncertainty, level of demand for the Company's products and services, product acceptance, industry wide competitive factors, timing of completion of major equipment projects, retention of qualified personnel, the Company's dependence on proprietary technology of other third parties and political, economic or other conditions. Furthermore, market trends are subject to changes that could adversely affect future results. Because of these and other factors, past financial performance is not necessarily indicative of future performance, historical trends should not be used to anticipate future operating results, and the trading price of the Company's common stock may be subject to wide fluctuations in response to quarter-to-quarter variations in operating results and market conditions.

                           PART II. OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS
                  In March 1998, the Company's former President and CEO, Lorrin Gale, left the Company at the request of the Board of Directors. On May 29, 1998, Mr. Gale filed a complaint against the Company in the Superior Court of the Commonwealth of Massachusetts seeking relief for breach of an employment contract. The Company intends to vigorously defend this lawsuit and violation of the Massachusetts Wage Payment Statute and management believes that it has defenses against Mr. Gale's claims of (i) $250,000 in severance pay, (ii) accrued vacation pay of approximately $7,200 pertaining to fiscal year 1998 , (iii) continuation of health and life benefits, (iv) treble damages for any loss of wages and (v) interest and related legal fees and expences.

                  The Company has received a letter from a printing vendor claiming that the Company owes the vendor approximately $50,000 for printing services rendered. The Company's position is that it has provided consideration to the vendor for the printing services in the form of equipment and software, in accordance with an understanding between the parties established in November 1996. The Company is currently negotiating a settlement of the matter. No formal claim has been filed in any court with respect to this matter.

ITEM 2.           CHANGES IN SECURITIES
                  None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES
                  In October 1997, the Company obtained a $750,000 loan from Fleet National Bank. The loan is secured by all of the Company's assets, bears interest at Fleet National Bank's prime rate plus 2% and was originally payable by December 31, 1997 or upon completion of a financing resulting in net proceeds to the Company of at least $5,000,000. This loan was extended until February 28, 1998 and further extended until April 1, 1998 and subsequently to July 31, 1998 pursuant to agreements between the Company and Fleet National Bank. On July 31, 1998, the Company made a payment in the amount of $300,000 to Fleet National Bank to partially pay down the loan. At that time, the bank orally agreed to extend the term of the loan an additional two weeks until August 15, 1998, pending the completion of a proposed $1,500,000 bridge financing being undertaken by the Company. The Company intends to use a portion of the proceeds of the bridge financing to repay in full its indebtedness to Fleet National Bank. Although no assurance can be given, the Company anticipates the bridge financing to close on or before August 17, 1998. The Company and the investment bank have the right to extend the bridge financing for up to an additional thirty (30) days. In the event the bridge financing is not completed by August 17, 1998, then the Company will need to seek an extension of the term of its loan with Fleet National Bank. No assurance can be given that Fleet National Bank will agree to any additional extension of the term of the Loan.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  The following matters were submitted to a vote of the stockholders of the Company at a Special Meeting in lieu of an Annual Meeting of Stockholders held on June 29, 1998. The holders of 6,430,790 shares of Common Stock were present or represented by proxy, and accordingly, a quorum was present and matters were voted on as follows:

                  (a)      The following persons were elected directors:

                                                     Votes for        Votes against   Votes withheld
                                                     ---------        -------------   --------------
                           Laurence S. Liebson       6,423,300            7,490           - 0 -
                           Duane A. Mayo             6,423,300            7,490           - 0 -
                           Fred L. Chanowski         6,423,300            7,490           - 0 -
                           Jeffrey Leventhal         6,423,300            7,490           - 0 -

                  (b) The following resolutions were submitted to a vote of the shareholders at the meeting:

                           (1) To approve an amendment to the Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 30,000,000 to 50,000,000. The
                                    resolution  was  passed;   6,398,499  shares
                                    voting  in  favor,   23,294   shares  voting
                                    against and 8,997 shares abstaining.
                           (2) To approve an amendment to the Company's 1995 Stock Option Plan to increase the number of shares authorized for issuance under the Plan from 800,000 to 4,800,000. The resolution was passed; 6,371,205 shares voting in favor, 50,588 shares voting against and 8,997 shares abstaining.
                           (3) To approve the issuance of up to 10,000,000 shares of Common Stock in connection with a proposed private placement. The resolution was passed 6,425,490 shares voting in favor and 5,300 shares abstaining.
                           (4)      To  approve  an  amendment  to the  Restated
                                    Certificate  of  Incorporation  to adopt a 1
                                    for 3 reverse  stock split of the  Company's
                                    issued and  outstanding  Common  Stock.  The
                                    resolution  was  passed;   6,405,106  shares
                                    voting  in  favor,   25,684   shares  voting
                                    against.
                           (5) To ratify the designation of BDO Seidman LLP as independent accountants for the period ending December 31, 1999. The resolution was passed; 6,424,490 shares voting in favor, 5,300 shares voting against and 5,300 shares abstaining.


ITEM 5.           OTHER  INFORMATION

                  In February 1998, the NASD changed the listing requirements for companies whose securities are listed on the NASDAQ SmallCap Market. In light of those changes, on February 26, 1998, NASDAQ informed the Company it was to have net tangible assets of $5,000,000 by June 30, 1998, and granted the Company a temporary listing exception until that time. Since, at June 30, 1998, the Company did not meet the net tangible assets requirement, on July 7, 1998 NASDAQ informed the Company that it's securities were no longer eligible for listing on the NASDAQ SmallCap Market. The Company's Common Stock is currently listed on OTC Bulletin Board under the symbol of "AUGS" and the Company's Common Stock Purchase Warrants are listed under the symbol "AUGWS."

                  If a stockholder intends to present a proposal at the Annual Meeting of Stockholders of the Company in 1999 (the "1999 Annual Meeting") and does not submit such proposal on or before February 1,1999, such proposal will not be included in the proxy statement and proxy card related to the 1999 Annual Meeting. Nonetheless, such stockholder may raise such a proposal at the 1999 Annual Meeting; however, as a result of the adoption by the SEC on May 21, 1998 of new rule 14a-4 (C)
                  (1) under the Securities Exchange Act of 1934, as amended, if a proponent of a shareholder proposal fails to notify the Company at least 45 days prior to June 15, 1999 (June 15, being the month and day of mailing the Company's 1998 proxy statement), then management proxies would be allowed to use their discretionary voting authority when such shareholder proposal is raised at the annual meeting, without any discussion of the matter in the proxy statement.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  (a)  Exhibits:

                  3(i) Articles of Amendment to Articles of Incorporation  filed
                       July 14, 1998.

                  (b)  Reports on Form 8-K:

                  A report on Form 8-K was filed on April 1, 1998 announcing that Lorrin Gale, the former President and CEO would be leaving the Company.

                  A report on Form 8-K was filed on April 17, 1998 pursuant to a request from NASD to file its unaudited Balance Sheet as of January 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AUGMENT SYSTEMS, INC.

Date: August 14, 1998                  By: /s/ Laurence Liebson
                                           ------------------------------------
                                           Laurence Liebson
                                           President & Chief Executive Officer
                                           (Principal Executive Officer)


Date: August 14, 1998                  By: /s/ Duane A. Mayo
                                           ------------------------------------
                                           Duane A. Mayo
                                           Chief Financial Officer, Treasurer
                                           and Secretary (Principal Financial &
                                           Accounting Officer)

                               STATE OF DELEWARE
                        OFFICE OF THE SECRETARY OF STATE
                        --------------------------------


I, EDWARD J. FREEL, SECRETARY OF STATE OF THE STATE OF DELEWARE, DO HEREBY CERTIFY THE ATTACHED IS A TRUE AND CORRECT COPY OF THE CERTIFICATE OF AMENDMENT OF "AUGMENT SYSTEMS, INC.", FILED IN THIS OFFICE ON THE FOURTEENTH DAY OF JULY, A.D. 1998, AT 11 O'CLOCK.






                         [STATE SEAL]    /s/ Edward J.  Freel
                                         -----------------------------------
                                         EDWARD J. FREEL, SECRETARY OF STATE


                                         AUTHENTICATION:
2229490 8100                                                  9246947
981314422                                          DATE:      08-11-98