Form 10QSB
period 1998-09-30
AUGMENT SYSTEMS INC
filed 1998-11-17
CIK 1004605

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------
                                   FORM 10-QSB
                                  -------------
(Mark One)

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission file number   0-22341
                         -------

                              AUGMENT SYSTEMS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           DELAWARE                                     04-3089539
--------------------------------                    -------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

     2 ROBBINS ROAD WESTFORD, MA                                01886
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

                                  978-392-8626
              -----------------------------------------------------
              (Registrant's telephone number, including area code)

Transitional Small Business Disclosure Format:
         Yes                 No  X
             ---                ---
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days. YES  X   NO
                                             ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of Stock, as of the latest practicable date: As of November 14, 1998, the Company had 11,898,951 shares of Common Stock, $.01 par value, issued and outstanding.

================================================================================

                              AUGMENT SYSTEMS, INC.

                                      INDEX

                                                                                  PAGES
                                                                                  -----
PART I            FINANCIAL INFORMATION
         Item 1        Financial Statements

                       Balance Sheets as of December 31, 1997
                        and September 30, 1998                                      3

                       Results of Operations for the three and nine months
                        ended September 30, 1998 and 1997                           4

                       Statements of Cash Flows for the nine months
                        ended September 30, 1998 and 1997                           5

                       Notes to Financial Statements                              6-8

         Item 2        Management's Discussion and Analysis of
                        Financial Condition and Results of Operations            9-12

PART II           OTHER INFORMATION

         Item 1        Legal Proceedings                                           13
         Item 2        Changes in Securities                                       13
         Item 3        Defaults Upon Senior Securities                             13
         Item 4        Submission of Matters to a Vote of Security-Holders         13
         Item 5        Other Information                                           13
         Item 6        Exhibits and Reports on Form 8-K                            13

         Signatures                                                                14

                              AUGMENT SYSTEMS, INC.
                                 BALANCE SHEETS

                                                                  SEPTEMBER 30,               DECEMBER 31,
                                                                  -------------               ------------
                                                                      1998                        1997
                                                                      ----                        ----
                                                                   (unaudited)
                                     ASSETS
Current Assets:
         Cash                                                     $    906,197               $     47,224
         Accounts receivable, net                                      285,750                    224,969
         Inventories                                                   594,542                  1,162,920
         Prepaid expenses                                              159,820                    115,100
                                                                  ------------               ------------
                  Total current assets                               1,946,309                  1,550,213

Property and equipment, net                                            252,837                    409,848
Other assets                                                           297,495                    278,745
                                                                  ------------               ------------
                  Total assets                                    $  2,496,641               $  2,238,806
                                                                  ============               ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
         Accounts payable                                         $    365,996               $  1,371,632
         Accrued expenses                                              125,780                    611,633
         Notes payable                                               1,500,000                    717,569
         Bridge financing                                                 --                      474,074
         Current portion of capital lease obligations                   42,549                     46,177
                                                                  ------------               ------------
                  Total current liabilities                          1,430,545                  3,221,085
Convertible promissory notes                                            20,743                     41,495
Capital lease obligations, less current portion                         81,951                     81,951
                                                                  ------------               ------------
                  Total liabilities                                  2,137,019                  3,344,531
                                                                  ============               ============


Stockholders' Equity (Deficit):
         Common stock, $.01 par value; 30,000,000
         shares authorized; 11,898,952 and 4,713,319
         shares issued and outstanding at September 30, 1998,
         and December 31, 1997, respectively                           118,990                     47,133
         Additional paid-in capital                                 21,487,524                 15,286,410
         Accumulated deficit                                       (21,246,892)               (16,439,268)
                                                                  ------------               ------------
                  Total stockholders' equity (deficit)                 359,622                 (1,105,752)
         Total Liabilities and Stockholders' Equity               $  2,496,641               $  2,238,806
                                                                  ============               ============

The accompanying notes are an integral part of the financial statements.

                              AUGMENT SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS

                                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                  SEPTEMBER 30,
                                                                  1998            1997            1998            1997
                                                              ------------    ------------    ------------    ------------
Sales                                                         $     18,056    $    776,387    $    824,034    $  1,343,610
Cost of sales                                                      362,460         325,341         732,215         572,822
                                                              ------------    ------------    ------------    ------------
Gross margin                                                      (344,404)        451,046          91,819         770,788
Operating expenses:
         Research and development                                  538,724         728,409       1,956,190       1,855,329
         General and administrative                                361,586       1,452,791       1,058,520       2,522,089
         Sales and marketing                                       470,012         651,023       1,676,462       1,893,110
                                                              ------------    ------------    ------------    ------------
                  Total cost and expenses                     $  1,370,322    $  2,832,223    $  4,691,172    $  6,270,528
                                                              ------------    ------------    ------------    ------------
Loss from operations                                          $ (1,714,726)   $ (2,381,177)   $ (4,599,353)   $ (5,499,740)
                                                              ------------    ------------    ------------    ------------
Other expense:
         Net interest expense                                 $   (193,744)   $     (3,533)   $   (219,931)   $   (140,369)
                                                              ------------    ------------    ------------    ------------
                  Total other expense, net                    $   (193,744)   $     (3,533)   $   (219,931)   $   (140,369)
                                                              ------------    ------------    ------------    ------------

Net loss                                                      $ (1,908,470)   $ (2,377,644)   $ (4,819,284)   $ (5,640,109)
                                                              ------------    ------------    ------------    ------------


Net loss per common share                                            (0.16)          (0.50)          (0.44)          (1.47)

Weighted average common and common
 equivalent shares outstanding                                  11,898,952       4,713,319      10,851,138       3,849,583


The accompanying notes are an integral part of the financial statements.

                              AUGMENT SYSTEMS, INC.
                             STATEMENTS OF CASH FLOW

                                                                                      NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,  SEPTEMBER 30,
                                                                                     1998           1997
                                                                                 -------------  -------------
Cash flows from operating activities:
         Net loss                                                                $(4,819,284)   $(5,640,109)
         Adjustments to reconcile net loss to net cash
             used in operating activities:
                  Loss on disposal of fixed assets                                                    8,850
                  Depreciation and amortization                                      197,221        128,854
         (Increase) decrease in operating assets and liabilities:
                  Accounts receivable                                                (60,781)    (1,164,870)
                  Inventory                                                          568,378       (508,653)
                  Capitalized Software                                                  --         (265,000)
                  Other assets                                                       (63,470)      (124,330)
                  Accounts payable                                                (1,288,485)       936,946
                  Accrued expenses                                                  (221,528        (36,942)
                                                                                 -----------    -----------
                           Net cash used in operating activities                  (5,687,949)    (6,665,254)

Cash flows from investing activities:
         Purchase of property and equipment                                          (40,211)      (149,650)
                                                                                 -----------    -----------
                           Net cash used for investing activities                    (40,211)      (149,650)
                                                                                 -----------    -----------
Cash flows from financing activities:
         Proceeds from issuance of common stock                                    6,034,566      8,985,240
         Proceeds from issuance of short-term promissory notes                          --        3,125,000
         Proceeds from bridge financing                                            1,500,000           --
         Repayment of bridge financing                                              (200,000)          --
         Repayment of short-term advance                                                --         (575,000)
         Payments on capital lease obligations                                          --          (14,042)
         Payments on short-term promissory notes                                    (750,000)    (3,826,248)
         Payment on long-term convertible promissory notes                           (20,753)       (20,753)
         Deferred financing costs                                                       --       (1,092,431)
                           Net cash provided by financing activities             $ 6,563,813    $ 6,581,766
                                                                                 -----------    -----------

Net increase (decrease) in cash                                                      858,973       (233,138)
                                                                                 -----------    -----------
Cash at beginning of period                                                           47,224        452,753
                                                                                 -----------    -----------
Cash at end of period                                                                906,197        219,615
                                                                                 -----------    -----------

The accompanying notes are an integral part of the financial statements.

                              AUGMENT SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

         Augment Systems, headquartered in Westford, Massachusetts, develops, manufactures, markets and services high performance systems that provide digital infrastructure and workflow solutions for printing and imaging applications. The Company's products provide a digital infrastructure that accelerates performance up to 20 times over the performance of current Ethernet networks, manages workflow and accommodates the technical diversity found in image-intensive industries. From October 1995 and through March 1997, the Company operated as a development stage company and engaged principally in the development and integration of cross platform, high performance file servers with Fibre Channel-Arbitrated Loop technology. During this time, the Company engaged in limited marketing activities and did not commence shipments of its initial products until February 1997. During the second quarter ended June 30, 1997, the Company commenced commercial shipment of its server product and recognized initial revenues in April 1997. In 1998, the Company has focused its efforts on sales and marketing of existing products, new product development and raising capital to support operations. Since September the Company has been seeking to identify financing sources to undertake and complete an equity financing of at least $4,000,000. In November 1998 the Company was informed by a investment bank that it would not be able to complete a follow-on equity financing. The Company is currently seeking alternative sources of financing, and no assurance can be given that the Company will be able to initiate a private placement, or if one is started, complete a financing to fund ongoing operations, or that such a financing will be on terms favorable to the Company.

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

         In the opinion of management of the Company, the financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position of Augment Systems, Inc. The results of operations for the three-and nine-month periods ended September 30, 1998 or any other interim periods, are not necessarily indicative of the results to be expected for the full year.


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

                                                                                    NINE MONTH PERIOD ENDED
                                                                         SEPTEMBER 30, 1998         SEPTEMBER 30, 1997
                                                                         ------------------         ------------------
         Denominator for basic loss per share:
             Weighted average common stock shares
                  outstanding............................................   10,318,545                   2,560,911
         Potential dilutive common shares:
             Common stock shares issuable under stock
                  options at nominal amounts within 12
                  months of IPO........................................            -0-                   1,288,672
                                                                            ----------                  ----------
         Denominator for diluted loss per share........................     10,851,138                   4,699,229

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

                               SEPTEMBER 30, 1998



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

         In January 1998, the Company had a first closing on a private placement of 6,180,000 shares of the Company's Common Stock at a price of $1.00 per share. In addition, the Company issued to the private placement agent as part of the agent's commission 378,910 shares of the Company's Common Stock, in lieu of cash compensation. In May 1998, the Company closed on an additional 575,000 shares of the Company's Common Stock at a price of $1.00 per share and terminated the private placement. In addition, the Company issued to the private placement agent as part of the agent's commission 51,722 shares of the Company's Common Stock, in lieu of cash compensation. The shareholders that participated in the private placement of 6,755,000 shares in January and May 1998 of the Company's Common Stock and the placement agent will receive an additional one-half (1/2) share, or 3,592,816 shares of the Company's Common Stock, should the Company not meet specific revenue targets by the end of fiscal year 1998. The Company does not anticipate meeting specific revenue goals for 1998 and has therefore approved the issuance of the additional shares of Common Stock. In October 1998, the Company's Board of Directors approved the issuance of 3,592,816 additional shares of the Company's Common Stock.

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

4.    FINANCING ARRANGEMENTS

         In October 1997, the Company entered into a note agreement with Fleet National Bank in the principal amount of $750,000 with interest at the bank's prime rate plus 2%. This loan was originally payable by December 31, 1997, or upon completion of a financing resulting in net proceeds of at least $5,000,000. In accordance with the original terms of the loan, the Company issued to the bank warrants to purchase 100,000 shares of the Company's Common Stock at an exercise price of $3.00 per share exercisable over 5 years. Gross proceeds from the loan were $750,000. In December 1997, the loan agreement was amended to extend the due date on the loan to February 28, 1998. In consideration of the extension, the exercise price of the warrants was reduced from $3.00 per share to $1.00 per share. The term of this loan was further extended until April 1, 1998 and subsequently to July 31, 1998 pursuant to agreements between the Company and Fleet National Bank. On July 31, 1998, the Company made a payment in the amount of $300,000 to Fleet National Bank to partially pay down the loan. At that time, the bank orally agreed to extend the term of the loan an additional two weeks until August 15, 1998, pending the completion of a proposed bridge financing being undertaken by the Company.

         In August 1998, the Company entered into a financing arrangement with an investment bank to secure $1,500,000 in bridge financing of secured convertible promissory notes and common stock purchase warrants. In September 1998, the Company secured $1,500,000 in bridge financing and used a portion of the proceeds to repay its indebtedness in full to Fleet National Bank. As a part of the financing arrangement the Company and the investment bank contemplated undertaking an equity private placement as a follow-on financing to the bridge financing. In November 1998 the Company was informed by the investment bank that it would not be able to complete the follow-on equity financing. The Company is currently seeking alternative sources of financing, and no assurance can be given that the Company will be able to initiate a private placement, or if one is started, complete a financing required to repay the bridge financing, which is payable in full in September 1999 or upon the closing of $4,000,000 in financing by the Company, or fund ongoing operations, or that such a financing will be on terms favorable to the Company.

5.    MATERIAL EVENTS

         In February 1998, the NASD changed the listing requirements for companies whose securities are listed on NASDAQ SmallCap Market. In light of those changes, on February 26, 1998, NASDAQ informed the Company it was to have net tangible assets of $5,000,000 by June 30, 1998, and granted the Company a temporary listing exception until that time. Since, at June 30, 1998, the Company did not meet the net tangible assets requirement, on July 7, 1998 NASDAQ informed the Company that it's securities were no longer eligible for listing on the NASDAQ SmallCap Market. The Company's Common Stock is currently listed on OTC Bulletin Board under the symbol of "AUGS" and the Company's Common Stock Purchase Warrants are listed under the symbol "AUGWS."

                              AUGMENT SYSTEMS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED
              TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

INTRODUCTION

Augment Systems, headquartered in Westford, Massachusetts, develops, manufactures, markets and services high performance systems that provide digital infrastructure and workflow solutions for printing and imaging applications. From October 1995 and through March 1997, the Company operated as a development stage company and engaged principally in the development and integration of cross platform, high performance file servers with Fibre Channel-Arbitrated Loop technology, resulting in a new paradigm for storing and transferring large files. During this time, the Company engaged in limited marketing activities and did not commence shipments of its initial products until February 1997. During the second quarter ended June 30, 1997, the Company commenced commercial shipment of its server product and recognized initial revenues in April 1997. Since 1996, the Company has been in the forefront of the development of high performance network and storage solutions using Fibre Channel Storage Area Network (FC-SAN) technology. The Company's products provide a digital infrastructure that accelerates performance up to 20 times over the performance of current Ethernet networks, manages workflow and accommodates the technical diversity found in image-intensive industries..


RESULTS OF OPERATIONS

The Company recognized product revenues of $18,056 and $824,034 for the three months and nine months ended September 30, 1998, respectively, as compared to product revenues of $776,387 and $1,343,610 for the same periods in 1997, respectively. Gross product margins on product sales were negative and 11% for the three month and nine months ended September 30 1998, respectively, as compared to 58% and 57% for the same periods in 1997, respectively. Contributing to the decrease in margins for the three and nine month periods in 1998, is the recognition of $100,000 in bad debt expense and approximately $262,000 in obsolete and excess inventory. The Company anticipates that an additional $500,000 write-down of excess and obsolete inventory will be recognized during the fourth quarter as the Company makes a transition to a new product family. The Company does not anticipate shipping additional product during the fourth quarter as it is concentrating its efforts on raising additional funds and development of its next generation product. Prior to the second quarter ended June 30, 1997, the Company was a development stage company and had not recognized revenues.

The Company recognized a net loss of $1,908,407 and $4,819,284 for the three and nine months ended September 30, 1998, respectively, as compared to net losses of $2,377,644 and $5,640,109 for the same periods in 1997, respectively. The decreases in net loss of $469,237 and $820,825 for the three and nine month periods, respectively, is attributable to decrease in operating spending in sales and marketing expenses and a reduction administrative costs associated with legal fees, accountants fees and outside consultants fees. The Company anticipates scaling its operations back considerably to concentrate on development of its next generation product.

Research and development costs for the three and nine months ended September 30, 1998 were $538,734 and $1,956,190, respectively, as compared to $728,409 and $1,855,329 for the same periods in 1997, respectively. The $189,675 decrease for the three month period ended September 30, 1998 is due to a reduction in outside engineering consulting costs. The $100,861 increase compared to the nine month period ended September 30, 1997 is primarily due to a increase in engineering supplies and prototype spending and outside contractors associated with product development of the Company's server during the last half of 1997 and the first half of 1998. The Company anticipates that research and development costs will go down as the Company eliminates engineering contractors and consultants.

General and administrative costs for the three and nine months ended September 30, 1998 were $361,586 and $1,058,520, respectively, as compared to $1,452,791 and $2,522,089 for the same periods in 1997, respectively. The $696,934 and $1,069,298 decreases for the three and nine month periods, respectively, is primarily attributable to a reduction in administrative support personnel, and a reduction in spending for outside legal, accounting and consulting services.

Selling and marketing costs for the three and nine months ended September 30, 1998 were $470,012 and $1,676,462, respectively, as compared to $651,023 and $1,893,110 for the same periods in 1997, respectively. The $181,011 and $216,648 decreases for the three and nine month periods, respectively is attributable to an decreases in marketing support and sales personnel in the Far East and Europe and decreased spending on promotional material. The Company anticipates that selling and marketing expenses will decrease in the fourth quarter of 1998 as the Company suspends sales of its existing product line and concentrates its resources on development of its next generation product.

The Company plans to reduce its staff from its current level of 24 to 12 full-time employees and concentrate efforts on development of its next generation product and raising additional funds. Additional personnel may be required depending on the level of business activity and the success of securing additional funding.

LIQUIDITY AND CAPITAL RESOURCES

Since October 1995, the Company has funded its operations principally from a combination of debt and equity financings totaling approximately $22,570,000. On May 16, 1997, the Company completed its initial public offering of 1,800,000 shares of its Common Stock at a price of $5.50 per share and 2,070,000 Redeemable Common Stock Purchase Warrants at $.15 per warrant. Each Redeemable Common Stock Purchase Warrant entitles the holder to purchase one share of Common Stock for $6.60 during the four-year period commencing May 12, 1998. The net proceeds from the Company's initial public offering, after deducting underwriting discounts and commissions and estimated expenses payable by the Company, were approximately $8,220,000.

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

In October 1997, the Company obtained a $750,000 loan from Fleet National Bank. The loan is secured by all of the Company's assets, bears interest at Fleet National Bank's prime rate plus 2% and was originally payable by December 31, 1997 or upon completion of a financing resulting in net proceeds to the Company of at least $5,000,000. Pursuant to the original terms of this loan, the Company issued detachable warrants to purchase 100,000 shares of Common Stock at an exercise price of $3.00 per share exercisable over five years. This loan was extended through and until February 28, 1998 and the exercise price for the warrants issued in conjunction with this loan was lowered from $3.00 per share to $1.00 per share. The term of this loan was further extended until April 1, 1998 and subsequently to July 31, 1998 pursuant to agreements between the Company and Fleet National Bank. On July 31, 1998, the Company made a payment in the amount of $300,000 to Fleet National Bank to partially pay down the loan. At that time, the bank orally agreed to extend the term of the loan an additional two weeks until August 15, 1998. In September 1998 upon completion of a bridge financing undertaken by the Company in August, the Company retired the outstanding loan with Fleet National Bank.

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

In August 1998, the Company entered into an agreement with a New York based investment bank to raise $1,500,000 in bridge financing, of secured convertible promissory notes and common stock purchase warrants and with a goal to subsequently raise an additional $4,000,000 to $6,000,000 million in a private placement of the Company's Common Stock. In September 1998, the Company completed the $1,500,000 in bridge financing and used a portion of the proceeds to repay in full its indebtedness to Fleet National Bank. The convertable promissory notes are due and payable upon the earlier of the closing of a financing of a minimum of $4,000,000 or in September 1999. In November 1998, the Company was informed by the investment bank that they would be unable to secure the additional funding required to repay the outstanding bridge loan and provide the Company with the necessary working capital to support its business plan. The Company is seeking alternative financing, however no assurance can be given that the Company will be able to obtain additional funding on terms favorable to the Company, if at all. In addition as a result of the investment bank decision, the Company has suspended sales of its current product and will also seek a buyer or a strategic partner as an alternative means of funding the Company. If the Company is unsuccessful in either securing additional financing or finding a buyer or strategic partner, it will be forced to suspend all operations during the fourth quarter of 1998. Success of future operations is subject to a number of risks, including: the risk that the Company will not be successful in developing future products; the risk of rapid technological changes in the server industry; the Company's limited operating history, history of losses, and accumulated deficit; the Company's need for additional capital; the highly competitive nature of the server industry; and future unanticipated shortfalls in the Company's revenues.

The Company is dependent on its ability to obtain additional financing to fund new product development. As a result of the Company's recurring losses, the Company's auditors have expressed substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recovery and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

                           PART II. OTHER INFORMATION



ITEM 1.           LEGAL PROCEEDINGS
                  In March 1998, the Company's former President and CEO, Lorrin Gale, left the Company at the request of the Board of Directors. On May 29, 1998, Mr. Gale filed a complaint against the Company in the Superior Court of the Commonwealth of Massachusetts seeking relief for breach of an employment contract. In September 1998, the Company reached a settlement with Mr. Gale, which required that the Company pay $150,000 in severance pay and an additional $45,000 in increments of $15,000 over the next three years commencing in July 1999.

                  The Company has received a letter from a printing vendor claiming that the Company owes the vendor approximately $50,000 for printing services rendered. The Company's position is that it has provided consideration to the vendor for the printing services in the form of equipment and software, in accordance with an understanding between the parties established in November 1996. The Company has filed a counterclaim and intends to defend its position vigorously.

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


                              AUGMENT SYSTEMS, INC.

Date: November 14, 1998           By: /s/Laurence Liebson
                                      -------------------
                                      Laurence Liebson
                                      President & Chief Executive Officer
                                      (Principal Executive Officer)


Date: November 14, 1998           By: /s/Duane A. Mayo
                                      ----------------
                                      Duane A. Mayo
                                      Chief Financial Officer, Treasurer
                                       and Secretary
                                      (Principal Financial & Accounting Officer)