Form 10QSB/A
period 1998-09-30
AUGMENT SYSTEMS INC
filed 1998-12-02
CIK 1004605

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      ------------------------------------

                                 ---------------
                                  FORM 10-QSB/A
                                 ---------------


                       AMENDMENT TO APPLICATION OR REPORT

                Filed pursuant to Section 12, 13, or 15(d) of the
                         Securities Exchange Act of 1934


                              AUGMENT SYSTEMS, INC.
                          -----------------------------
                         (Name of Issuer in its Charter)


                                -----------------
                                 AMENDMENT NO. 1
                                -----------------

THE UNDERSIGNED REGISTRANT HEREBY AMENDS THE FOLLOWING ITEMS, EXHIBITS OR OTHER PORTIONS OF ITS QUARTERLY REPORT FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998, ON FORM 10-QSB AS SET FORTH IN THE PAGES ATTACHED HERETO:

                                                                         Page
                                                                         ----

ITEM 1.  Balance Sheets as of December 31, 1997 and September 30, 1998     3

ITEM 1.  Statements of Cash Flow for the nine months ended September 30,
         1998 and 1997                                                     5


================================================================================

                              AUGMENT SYSTEMS, INC.
                                 BALANCE SHEETS

                                                                  SEPTEMBER 30,               DECEMBER 31,
                                                                  -------------               ------------
                                                                      1998                        1997
                                                                      ----                        ----
                                                                   (unaudited)
                                     ASSETS
Current Assets:
         Cash                                                     $    906,197               $     47,224
         Accounts receivable, net                                      285,750                    224,969
         Inventories                                                   594,542                  1,162,920
         Prepaid expenses                                              159,820                    115,100
                                                                  ------------               ------------
                  Total current assets                               1,946,309                  1,550,213

Property and equipment, net                                            252,837                    409,848
Other assets                                                           297,495                    278,745
                                                                  ------------               ------------
                  Total assets                                    $  2,496,641               $  2,238,806
                                                                  ============               ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
         Accounts payable                                         $    365,996               $  1,371,632
         Accrued expenses                                              125,780                    611,633
         Notes payable                                               1,500,000                    717,569
         Bridge financing                                                 --                      474,074
         Current portion of capital lease obligations                   42,549                     46,177
                                                                  ------------               ------------
                  Total current liabilities                          2,034,325                  3,221,085
Convertible promissory notes                                            20,743                     41,495
Capital lease obligations, less current portion                         81,951                     81,951
                                                                  ------------               ------------
                  Total liabilities                                  2,137,019                  3,344,531
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

                              AUGMENT SYSTEMS, INC.
                             STATEMENTS OF CASH FLOW

                                                                                      NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,  SEPTEMBER 30,
                                                                                     1998           1997
                                                                                 -------------  -------------
Cash flows from operating activities:
         Net loss                                                                $(4,819,284)   $(5,640,109)
         Adjustments to reconcile net loss to net cash
             used in operating activities:
                  Loss on disposal of fixed assets                                                    8,850
                  Depreciation and amortization                                      197,221        128,854
         (Increase) decrease in operating assets and liabilities:
                  Accounts receivable                                                (60,781)    (1,164,870)
                  Inventory                                                          568,378       (508,653)
                  Capitalized Software                                                  --         (265,000)
                  Other assets                                                       (63,470)      (124,330)
                  Accounts payable                                                (1,288,485)       936,946
                  Accrued expenses                                                  (221,528)       (36,942)
                                                                                 -----------    -----------
                           Net cash used in operating activities                  (5,687,949)    (6,665,254)

Cash flows from investing activities:
         Purchase of property and equipment                                          (40,211)      (149,650)
                                                                                 -----------    -----------
                           Net cash used for investing activities                    (40,211)      (149,650)
                                                                                 -----------    -----------
Cash flows from financing activities:
         Proceeds from issuance of common stock                                    6,057,886      8,985,240
         Proceeds from issuance of short-term promissory notes                          --        3,125,000
         Proceeds from bridge financing                                            1,500,000           --
         Repayment of bridge financing                                              (200,000)          --
         Repayment of short-term advance                                                --         (575,000)
         Payments on capital lease obligations                                          --          (14,042)
         Payments on short-term promissory notes                                    (750,000)    (3,826,248)
         Payment on long-term convertible promissory notes                           (20,753)       (20,753)
         Deferred financing costs                                                       --       (1,092,431)
                           Net cash provided by financing activities             $ 6,587,133    $ 6,581,766
                                                                                 -----------    -----------

Net increase (decrease) in cash                                                      858,973       (233,138)
                                                                                 -----------    -----------
Cash at beginning of period                                                           47,224        452,753
                                                                                 -----------    -----------
Cash at end of period                                                                906,197        219,615
                                                                                 -----------    -----------

    The accompanying notes are an integral part of the financial statements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AUGMENT SYSTEMS, INC.

Date: December 01, 1998           By: /s/Laurence Liebson
                                      -------------------
                                      Laurence Liebson
                                      President & Chief Executive Officer
                                      (Principal Executive Officer)


Date: December 01, 1998           By: /s/Duane A. Mayo
                                      ----------------
                                      Duane A. Mayo
                                      Chief Financial Officer, Treasurer
                                       and Secretary
                                      (Principal Financial & Accounting Officer)