Form 10KSB
period 1998-12-31
AUGMENT SYSTEMS INC
filed 1999-04-16
CIK 1004605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

                   For the fiscal year ended December 31, 1998

( ) Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from __________________ to

                         Commission file number 0-22341

                              AUGMENT SYSTEMS, INC.

             (Exact name of registrant as specified in its charter)

                  Delaware                                        04-3089539
                  --------                                        ----------
         (State or other jurisdiction of                     (I. R. S. Employer
         incorporation or organization)                      Identification No.)

 790 Turnpike Street Suite 202 North Andover, MA                       01845
(Address of principal executive offices)                             (Zip Code)

                                  978-725-8156
              (Registrant's telephone number, including area code)

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

         (1) Yes  X      No                       (2) Yes  X      No
                -----      -----                         -----      -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this form.   Yes  X      NO
                -----      -----

The issuer's revenues for the fiscal year ended December 31, 1998 was $998,000. As of April 15, 1999, there were 11,898,952 shares of the Issuer's Common Stock, $.01 par value, issued and outstanding. The aggregate market value of the Issuer's voting stock held by non-affiliates was approximately $118,990 based upon the average of the bid and ask prices of such stock on that date.

ITEM 1.           DESCRIPTION OF BUSINESS



GENERAL

         Prior to January 15, 1999, Augment Systems, Inc., (the "Company") designed, developed and sold fibre channel based network file server systems designed to increase data transfer and file storage on computer networks. In September 1998, the Company obtained $1,500,000 in bridge financing of secured convertible promissory notes and common stock purchase warrants, in anticipation of a private placement of the Company's Common Stock. The Company used a portion of the proceeds of the bridge financing to repay in full its indebtedness to a major lending institution. In November 1998, the Company was informed by the investment bank that provided the bridge financing, that they would be unable to secure the additional funding required to repay the outstanding bridge loan and provide the Company with the necessary working capital to support implementation of its business plan and ongoing operations. The Company began to seek alternative financing, but, was unable to secure the funds or a commitment for the additional funding necessary to maintain ongoing operations and transition its products from a proprietary platform to standard hardware and software. While the Company experienced initial success with the introduction of its products to customers, long-term viability was dependent in part, on migrating its technology to standard hardware and software. However, without additional capital, the Company was unable to complete research and development, maintain a sales force and requisite administrative support.

         On January 15, 1999, the Board of Directors elected to discontinue all ongoing operations, layoff all but one of its employees, seek buyers for its technology and inventory and look for a merger partner. The Company has ceased sales, marketing and distribution of its products. On March 31, 1999, two of the remaining three members of the Board of Directors resigned to pursue other interests. As of April 15, 1999, the Company's Chief Financial Officer, and only active board member, was engaged in the disposition of assets, settlement of outstanding debts, sale of the Company's technology, and exploration of potential mergers. There are substantial risks that the Company will not be able to settle its debts or find a suitable merger transaction. The Company may be compelled to voluntarily file for bankruptcy or be forced by its creditors into an involuntarily bankruptcy. See Item 1 - Potential for Bankruptcy - Need for Financing and Item 6 - Management's Discussion and Analysis or Plan of Operation.

         Prior to January 15, 1999, Augment Systems, Inc. designed, developed and sold fibre channel-based network file server systems designed to increase data transfer and file storage on computer networks. The Company's products addressed the increasing demand for the rapid transfer and efficient storage of very large image and text files within computer networks. The Company's initial target market was the electronic printing and publishing industry which is rapidly converting to digital technology, but suffered from critical workflow bottlenecks due to the very large file sizes of color images which cannot be efficiently transported over conventional networks. The Company sold fibre channel-based network file server systems which included (i) one or more end-to-end high speed fibre channel arbitrated loop ("FC-AL") interfaces; (ii) a file server, the AFX 410, that performs a central file management function, high speed large capacity storage, and high speed interconnects to the FC-AL interfaces; and (iii) PCI cards and software for each client workstation to be connected to the file server.

BACKGROUND


         Information,   and  the  ability  to  access  and   distribute  it,  is
increasingly becoming a key strategic asset in the competitive business environment. Advances in computer hardware and software technology have resulted in dramatic increases in the amount of electronically stored information available to computer users. The need to effectively use and communicate information has driven the extensive deployment of network based communication systems, which are now typically based on the client/server architecture. The resulting explosion in connectivity has in turn focused attention on the need to transfer information between computer users quickly and effectively. In a number of industries, for example, electronic publishing, geophysical information systems (GIS) and medical imaging, the quantity of digital information routinely manipulated has now outgrown the capacity of the networks to transfer files to the client in a reasonably short period of time. Often involving the manipulation of very large text and image files, these applications require massive amounts of disk storage and very high network bandwidths. As more types of information became digitized over the past two decades, file sizes have increased dramatically.


THE AUGMENT PRODUCTS

         The Company's products, which combined high-performance interconnect technology and scalable server, were optimized for the production flow of large data files. The Augment super servers permitted increases in the speed at which data files were moved from each end of the printing process, leading to improved workflow, radically decreasing the time lost through waiting for files to be transferred between workstations. The Augment technology was multi-platform and augmented the existing network architecture to provide improvements in file management and file transfer speed. The Company's initial product, the AFX 410, provided data transfer for Macintosh clients and WindowsNT clients via a fiber channel arbitrated loop. The fiber channel interconnect delivered up to 10 MBytes/sec per client workstation. The server incorporated an extensive scalable internal storage system.

         The Company's file management network and super server products performed the file management functions and high speed interconnects outside of the processor running the core operating system. This approach produced improvements in file transfer speeds and enabled the server system to maintain compatibility with Apple and Microsoft operating systems while running different application software.. The Company's products supported Macintosh workstations and Windows NT-based workstations and servers to the Augment system. The Company's technology incorporated (i) end-to-end high-speed fibre channel connectivity, (ii) a server containing an embedded I/O control processor, a hardware-assisted parallel disk array subsystem, and two NUBus-90 backplanes (each supporting up to six I/O control processors) and (iii) file management software in the client and super server. The overall system was optimized to move large files over a network. The Company's server's file system appeared to the desktop applications as a local hard drive, providing shared access of up to 96 GBs of data, and transfer speeds faster than a conventional 10 baseT network.


COMPETITION

         The Company faced substantial competition from the manufacturers of several different types of products used as file servers. Many of these companies had substantially greater financial resources, research and development staffs, manufacturing, marketing and distribution facilities than the Company. The Company's ability to compete depended, among other factors, upon its ability to anticipate industry trends, invest in product research and development, and effectively manage the introduction of new products into targeted markets.

SALES AND MARKETING

         The Company's sales and marketing strategy employed multiple distribution channels, including direct sales and value added resellers (VARs). The Company believed that broad distribution would enable its products to be exposed to the maximum number of end-users, whether as an add-on upgrade to sophisticated early adopters or as part of a large solution when packaged with electronic publishing applications and hardware.

RESEARCH AND DEVELOPMENT

         The market for the Company's products is characterized by extensive research and development and rapid technological advances in both hardware and software development, resulting in frequent introductions of new products. The introduction of products embodying new technology and the emergence of new industry standards can render existing products obsolete and unmarketable. In the fiscal years ended December 31, 1997 and December 31, 1998, respectively, the Company expended approximately $3,812,326, and $2,338,222 respectively, for research and development.


CUSTOMER SERVICE AND SUPPORT

         The Company provided customer training, installation and integration support, and maintained systems sold directly to end users in North America through an internal systems integration organization. The Company covered its server products against defects in material and workmanship for 90 days. During the warranty period, the Company would repair or replace, within two days, any server component(s) which the Company identified as containing defects which did not prevent the continued use of the server. For defects that did prevent the continued use of the server, the Company would attempt to repair or replace the identified defective component within 24 hours. The Company offered service and maintenance contracts to its customers.


MANUFACTURING AND SUPPLIERS

         The Company's manufacturing operations consisted of product assurance, quality control of materials, components and subassemblies, final assembly and system test. The Company relied on numerous high-quality ISO 9002 class vendors located in New England for the manufacture of mechanical subsystems and printed circuit boards. This strategy minimized capital investment and overhead expenditures in the manufacturing process and provided the Company with the ability to increase production, as, and if necessary to meet market demand.


LICENSES

         The Company's server systems included proprietary software and hardware developed by the Company, hardware and software components manufactured by third party vendors, proprietary software and hardware technology licensed from Radius and proprietary software technology licensed from Polybus.

         On September 27, 1995, the Company obtained a worldwide license from Radius to use certain of Radius' technology in its products. The license was exclusive except as to Radius, which retained rights to its technology. Under the agreement with Radius, the royalties payable by the Company initially were the greater of $1,500 per unit or two percent of the purchase price per unit for the first 200 units, declining in increments based on the number of units sold to the greater of $750 per unit or one percent of the purchase price per unit after 1001 units are sold. Royalties will be paid until the cumulative total of royalties paid equals $10,000,000 at which time the Company will have a royalty-free license. If the Company failed to sell the minimum number of units required to be sold pursuant to the agreement for two consecutive calendar quarters, as was the case in 1998, the technology can be licensed to other parties. In addition, the Company had granted to Radius an irrevocable, perpetual, non-exclusive, worldwide, royalty-free license to any modifications to the Radius technology made by the Company.

         The Company entered into a Development and License Agreement dated August 1, 1996 with Polybus pursuant to which the Company obtained an irrevocable, perpetual, worldwide, nonexclusive (except as to publishing for which the license is exclusive) license to a high speed file manager software package in consideration for royalty payments. The royalties payable by the Company pursuant to the Development and License Agreement were initially $800 per server and $400 per workstation, declining in increments based upon the number of systems sold to $50 per server and $25 per workstation until the first 100,000 systems are sold by the Company. No royalties were payable after the Company sold 100,000 systems. The initial term of the Development and License Agreement was 25 years and the agreement could be terminated sooner by Polybus only in the event of a payment default by the Company. Upon termination of the Development and License Agreement, Polybus may license the software to third parties in the publishing market.

         On January 22, 1999, Polybus and the Company terminated the Development and License Agreement and entered into a Software License Agreement. Under the terms of the new agreement Polybus granted to Augment a perpetual, worldwide, irrevocable, nonexclusive license to distribute Polybus Macintosh Client software; and, Augment granted to Polybus a perpetual, irrovocable, royalty free license for Augment's NT Client software.


EMPLOYEES

         As of April 15, 1999, the Company employed 1 full-time employee to dispose of all assets, settle any outstanding debts and explore potential mergers.

POTENTIAL FOR BANKRUPTCY - NEED FOR ADDITIONAL FINANCING

         The Company's continued viability depends in part, on its ability to negotiate or litigate substantial reductions in the amounts owed by the Company to its creditors and successfully settle or defend any creditor's claims or actions. In the event the Company is unable to achieve this objective, it would not have adequate cash resources to meet its obligations and would, in most likelihood, be forced into the filing of a petition in bankruptcy. In addition, the creditors of the Company could involuntarily place the Company in bankruptcy. Either of the foregoing events would have a material adverse effect on the value of the Company to its current shareholders, secured and unsecured creditors. In the event of bankruptcy, current equity and warrant-holders could be substantially diluted.

         In addition, the Company may also need to raise capital from other financings. There can be no assurances that the Company will be able to obtain such additional financings on terms acceptable to the Company or in a timeframe required by the Company, if at all. In such event, the Company may be required to materially alter its plans. Any such additional financing may result in significant dilution to existing stockholders or the issuance of securities with rights superior to those of the existing shareholders. In the event that the Company is unable to raise or borrow additional funds, the Company may be forced into bankruptcy.

         In addition, the Company is seeking to be acquired by another entity with growth potential. If any such entity is located, there can be no assurances that the Company will be able to obtain such a merger on terms acceptable to the Company and within an acceptable timeframe required by the Company, if at all. Any such transaction may result in significant dilution to existing stockholders or the issuance of securities with rights superior to those of the existing stockholders. In the event that the Company is unable to consummate such a transaction, the Company may be forced to file for bankruptcy.

ITEM 2.           DESCRIPTION OF PROPERTY


Facilities

         The Company has a month to month lease for 700 square feet of shared office space in North Andover, Massachusetts, which currently accommodates the Company's headquarters, administrative, and financial functions. The Company vacated its principal office at 2 Robbins Road in Westford, Massachusetts, consisting of approximately 30,000 square feet. The monthly rent is $1,000. The Company believes that its facilities are adequate to meet its current business requirements.

ITEM 3.           LEGAL PROCEEDINGS

         In March 1998, the Company's former President and CEO, Lorrin Gale, left the Company at the request of the Board of Directors. On May 29, 1998, Mr. Gale filed a complaint against the Company in the Superior Court of the Commonwealth of Massachusetts seeking relief for breach of an employment contract. In September 1998, the Company reached a settlement with Mr. Gale, which required that the Company pay $150,000 in severance pay and an additional $45,000 in increments of $15,000 over the next three years commencing in July 1999. In the event the Company does not make payments under the terms of the settlement agreement or is unable to work out an arrangement for payment, Mr. Gale could obtain a judgement against the Company, which would have a material adverse affect on the prospects of the Company.

         The Company had received a letter from a printing vendor claiming that the Company owes the vendor approximately $50,000 for printing services rendered. The Company's position was that it had provided consideration to the vendor for the printing services in the form of equipment and software, in accordance with an understanding between the parties established in November 1996. The Company is negotiating a settlement with the vendor. In the event the Company cannot work out a viable agreement, it would have a material adverse affect on the prospects of the Company.

         The Company is not involved in any other material legal proceedings. Although the Company has effectively ceased operations, there are numerous secured and unsecured creditors who could commence litigation against the Company. In the event that the Company has insufficent funds to settle or defend these matters, the Company or its creditors could cause the filing of a bankruptcy proceeding. See Item 1 - Business - Potential for Bankruptcy - Need for Financing and Item 6 Management Disscussion and Analysis Plan of Operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is currently traded on the Bulletin Board Over-the-Counter under the symbol "AUGS" and the Company's Common Stock Purchase Warrants are traded on the Bulletin Board Over-the-Counter under the symbol of "AUGSW". In February 1998, the NASD changed the listing requirements for companies whose securities are listed on NASDAQ SmallCap Market. In light of those changes, on February 26, 1998, NASDAQ informed the Company it was to have net tangible assets of $5,000,000 by June 30, 1998, and granted the Company a temporary listing exception until that time. Since, at June 30, 1998, the Company did not meet the net tangible assets requirement, on July 7, 1998 NASDAQ informed the Company that it's securities were no longer eligible for listing on the NASDAQ SmallCap Market.

         The following table sets forth the range of high and low prices quoted for the Common Stock for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.


                                                                            Common Stock

                                                                       High Bid      Low Bid
                                                                        Price         Price
                                                                       --------      -------

         1997

              First Quarter......Privately held until May 1997....      $             $

              Second Quarter......................................      $6.00         $4.00

              Third  Quarter......................................      $4.125        $2.625

              Fourth Quarter......................................      $4.313        $ .734

         1998

              First Quarter.......................................      $1.50         $1.00

              Second Quarter......................................      $1.4375       $  .50

              Third  Quarter......................................      $ .5625       $  .21875

              Fourth Quarter......................................      $ .375        $  .01


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

         1. In January 1998, in connection with a $6,180,000 private placement of the Company's Common Stock, the Company issued warrants for the purchase of up to 655,891 shares of Common Stock to the underwriter and 12 of its designees. These warrants have an exercise price of $1.00 per share; rights to purchase shares granted by these warrants will expire on January 8, 2003.

         2. In January 1998, in connection with a $6,180,000 private placement of the Company's Common Stock, the Company issued 378,910 shares of Common Stock, to the underwriter and 4 of its designees. The shares of Common Stock were issued in lieu of cash compensation payments to the underwriter.

         3. In May 1998, in connection with the a $575,000 private placement of the Company's Common Stock, the Company issued warrants for the purchase of up to 62,673 shares of Common Stock to the underwriter and 4 of its designees. These warrants have an exercise price of $1.00 per share; rights to purchase shares granted by these warrants will expire on May 30, 2003.

         4. In May 1998, in connection with a $575,000 private placement of the Company's Common Stock, the Company issued 51,722 shares of Common Stock, to the underwriter. The shares of Common Stock were issued in lieu of cash compensation payments to the underwriter.

         5. In September 1998, in connection with a $1,500,000 bridge financing, the Company issued secured promissory notes with a stated principal of $1,500,000 and warrants to purchase up to 750,000 shares of the Company's Common Stock at $.40 per share to 41 accredited investors.

         6. In September 1998, in connection with the execution of a consulting agreement and securing of $1,500,000 the Company issued warrants to purchase 1,000,000 shares of the Company's common stock to an underwriter and 4 of its designees. These warrants have an exercise price of $.40 per share; rights to purchase shares granted by these warrants will expire on September 30, 2003.

         7. In December 1998, the Board of Directors authorized the issuance of an additional 3,592,816 shares of Common Stock to 66 accredited investors who participated in private placements of the Company's Common Stock during January and May 1998. The issuance of the shares was pursuant to specific terms of the private placement relating to missing certain revenue milestones. As of April 1999, the Company had not issued those shares.

         8. In December 1998, the Board of Directors authorized the issuance of warrants to purchase 359,282 shares of Common Stock to the underwriter involved in private placements of the Company's Common Stock during January 1998 and May 1998. The issuance of the warrants was pursuant to specific terms of the private placement relating to missing certain revenue milestones. As of April 1999, the Company had not issued those warrants.

         The offerings described in Numbers 1 through 8, inclusive, were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and the Securities and Exchange Commission Rule 506.



ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. Except for historical information contained herein, the matters discussed in the Liquidity and Capital Resources section below contain potential risks and uncertainties, including, without limitation, risks related to the Company's ability to successfully identify potential merger partners, retain key employees and settle any outstanding debts. The Company will need to attract partners in order to execute its revised business strategy, and there can be no assurance that the Company will be successful in attracting such partners.

GENERAL

         In January 1999, the Board of Directors elected to suspend ongoing operations, layoff all but one of its employees, dispose of all assets, attempt to settle any outstanding short and long term debts, seek buyers for its technology, and explore merger opportunities.

         Prior to January 15, 1999, Augment Systems, Inc. designed, developed and sold fibre channel based network file server systems designed to increase data transfer and file storage on computer networks. In September 1998, the Company obtained $1,500,000 in bridge financing of secured convertible promissory notes and common stock purchase warrants. The Company used a portion of the proceeds of the bridge financing to repay in full its indebtedness to a major bank. In November 1998, the Company was informed by an investment bank, that provided the bridge financing, that they would be unable to secure the additional funding required to repay the outstanding bridge loan, provide the Company with the necessary working capital to support the execution of its business plan and ongoing operations. The Company began to seek alternative financing, but was unable to secure the funds necessary to maintain ongoing operations.

         From October 1995 through March 1997, the Company operated as a development stage company and engaged principally in research and development, recruitment of personnel and financing activities. The Company conducted limited marketing activities and did not commence beta shipments of its initial products until February 1997. During the second quarter ended June 30, 1997, the Company commenced commercial shipment of its server product and recognized initial revenue in April 1997. The Company's initial target market was the electronic publishing industry, which required the rapid and efficient movement of large image and data files over networks.



Plan of Operation

         In January 1999, the Board of Directors elected to suspend ongoing operations, layoff all but one of its employees, dispose of all assets, attempt to settle any outstanding short and long term debts, seek buyers for its technology, and explore merger opportunities.

         Revenues for the fiscal year ended December 31, 1998 were $1,072,203 as compared to $989,609 in revenues for the fiscal year ended December 31, 1997. Prior to the second quarter ended June 30, 1997, the Company was a development stage company and had not recognized revenues. Gross product margin on product sales was 41% for the period ended December 31, 1998 versus a 40% gross product margin on product sales for the period ended December 31, 1997. During 1997 and 1998, product revenue were primarily generated through domestic end-user sales.

         Research and development costs for the fiscal year ended December 31, 1998 were $2,338,222 as compared to $3,812,326 for fiscal year ended December 31, 1997. The $1,852,811 decrease was primarily attributable to a reduction in engineering personnel and consultants associated with the development of the Company's server product and lack of capital. The Company also decreased spending for associated engineering supplies and prototype materials used in the development of its server product. The Company does not anticipate spending any additional funds on research and development for the foreseeable future.

         General and administrative costs for the fiscal year ended December 31, 1998 were $2,022,743 as compared to $1,565,274 for the fiscal year ended December 31, 1997. The $457,469 increase is attributable to increased spending for legal fees, fund raising activities and severance to former employees. The Company anticipates that spending for general and administrative costs for the next six months at less than $150,000.

         Selling and marketing costs for the fiscal year ended December 31, 1998 were $1,867,460 as compared to $3,141,843 for the fiscal year ended December 31, 1997. The $1,274,383 decrease is attributable to an decrease in marketing support and sales personnel, participation in various trade shows and decreased spending on sales promotional material and lack of capital. The Company does not plan on spending any funds on selling and marketing expenses in the foreseeable future.

         The Company recognized a net loss for the fiscal year ended December 31, 1998 of $6,878,205 as compared to $9,380,055 for the fiscal year ended December 31, 1997. The decrease in net loss of $2,501,850 was attributable to a decrease in personnel to support research and development, sales and marketing and administration activities. As a result of the Board of Directors decision to shut down its operations, the Company recognized a write down of unique inventory associated with the Company's products and recognized an increase in the reserve for bad debts of approximately $542,000 and $258,000, respectively, for the fiscal year ended December 31, 1998. In addition, the Company recognized a write down of fixed assets of approximately $382,000 associated with the net value realized in a liquidation of fixed assets.

         The Company currently has 1 full-time employee to dispose of all physical assets, attempt to settle any outstanding short and long term debts, seek buyers for its technology, and explore merger opportunities.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations since October 1995 principally from a combination of debt and equity financings totaling approximately $22,975,000. Prior to May 1997, the Company issued convertible promissory notes in the aggregate principal amount of approximately $864,000. Approximately $802,000 of the principal balance of these notes plus accrued interest was converted into shares of Common Stock in November 1996 at a conversion price of $4.00 per share. In December 1996 and February 1997, the Company raised gross proceeds of $3,585,000 in a private placement of promissory notes and common stock purchase warrants. The promissory notes, bearing interest at 12% per annum, were repaid from the proceeds of its initial public offering. In addition, from September 1995 through August 1996, the Company issued 1,653,623 shares of its Common Stock for approximately $3,372,000 in gross proceeds.

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

          In October 1997, the Company obtained a $750,000 loan from Fleet National Bank. The loan was secured by all of the Company's assets, bore interest at Fleet National Bank's prime rate plus 2% and was originally payable by December 31, 1997 or upon completion of a financing resulting in net proceeds to the Company of at least $5,000,000. Pursuant to the terms of the loan, the Company issued detachable warrants to purchase 100,000 shares of Common Stock at an exercise price of $1.00 per share exercisable over five years. This loan was extended through and until July 31, 1998. On July 31, 1998, the Company made a payment in the amount of $300,000 to Fleet National Bank and the final $450,000 balance was retired on August 31, 1998.

         During December 1997 and January 1998, the Company secured $1,000,000 in bridge financing from institutional and private investors in anticipation of the private placement of the Company's Common Stock. The bridge financing promissory notes accrued interest at 8% per annum with interest and principal payable at maturity on the initial closing of the private placement. In addition, the Company issued to bridge investors five year warrants to purchase up to 750,000 shares in the aggregate of the Company's Common Stock at $1.00 per share. In February 1998, the Company repaid $200,000 of these promissory notes plus interest and the holders of $800,000 of these promissory notes converted their notes into shares of the Company's Common Stock at $1.00 per share. In January 1998, the Company closed on an initial amount of $6,180,000 of a private placement initiated in December 1997. In early May 1998, the Company closed on an additional $575,000 and terminated the offering started in December 1997. The aforementioned funds were used to repay outstanding accounts payable debts incurred during 1997 of approximately $1.400,000, repay bridge financing of approximately $200,000 and bank debt of approximately $300,000, support research and development expenses of approximately $2,000,000, sales and marketing expenses of approximately $1,700,000, and $675,000 in administrative and other expenses.

         In September 1998, the Company obtained $1,500,000 in bridge financing of secured convertible promissory notes and common stock purchase warrants. The Company used a portion of the proceeds of the bridge financing to repay in full its indebtedness to Fleet National Bank. The convertible promissory notes were due and payable upon the earlier of the closing of a financing of a minimum of $4,000,000 or in September 1999. In November 1998, the Company was informed by the investment bank, that provided the bridge financing, that they would be unable to secure the additional funding required to repay the outstanding bridge loan and provide the Company with the necessary working capital to support its business plan and ongoing operations. The Company began to seek alternative financing, but, was unable to secure the funds necessary. On January 15, 1999, the Board of Directors decided to shut down operations, lay-off all all but one of its employees, liquidate assets, seek buyers for the Company's technology and look for merger partners.

         These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is dependent on its ability to settle all debts with creditors, attract purchasers of the Company's technology and attract potential merger partners, which will undoubtedly result in substantial dilution to existing shareholders. Although the Company has effectively ceased operations, there are numerous secured and unsecured creditors who could commence litigation against the Company. see item 3-legal proceedings In the event that the Company has insufficent funds to settle or defend these matters, the Company or its creditors could cause the filing of a bankruptcy proceeding. See Item 1 - Business - Potential for Bankruptcy - Need for Financing.

          The Company is authorized to issue up to 50,000,000 shares of its Common Stock and up to 2,000,000 shares of Preferred Stock. As of April 15,
1999, there were 11,898,952 shares of the Company's Common Stock issued and outstanding and no Preferred Stock issued and outstanding. The Company is obligated to issue additional 3,592,816 shares of Common Stock to certain investors who participated in private placements of the Company's Common Stock during January 1998 and May 1998. The shares had been authorized for issuance by the Board of Directors during 1998. In addition, the Company has 7,413,111 Common Stock Purchase Warrants issued and outstanding, of which all 7,413,111 are substantially above the existing market price.

CAPITAL EXPENDITURES

         The Company does not have any material commitments for capital expenditures at this time.

EFFECTS OF INFLATION

         The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Company's sales or operating results.

INCOME TAXES

         The Company adopted Statement No. 109 "Accounting for Income Taxes," in 1993 and its implementation has had no effect on the Company's financial position and results of operation.

YEAR 2000 DISCLOSURE

         The Company believes that its products are year 2000 compliant and does not anticipate any claims relating thereto. As the Company effectively has no operations, the year 2000 problem is not an issue at this point.



ITEM 7.          FINANCIAL STATEMENTS

         See Pages F-2 through F-19.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company does not have any disagreements with its auditors.

ITEM 9.           DIRECTOR'S  EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The current directors, executive officers and key employees of the Company, their ages and their positions held in the Company are as follows:



NAME                    AGE        POSITION

Duane A. Mayo           46         Vice President of Finance and Administration,
                                   Chief Financial Officer, Treasurer, Secretary and Director


         All directors hold office until the next annual meeting of stockholders of the Company and until their successors have been duly elected and qualified. The executive officers are appointed annually by, and serve at the discretion of, the Board of Directors. In January 1999, Mr Laurence Liebson, the former President and CEO, resigned as an officer and member of the Board of Directors and as of March 31, 1999, Mr. Fred Chanowski and Mr. Jeffrey Leventhal resigned from the Board of Directors.

         DUANE  A.  MAYO  has  served  as  Vice   President   of   Finance   and
Administration since March 1995 and as a director, Chief Financial Officer, Secretary and Treasurer since May 1995. From April 1993 through February 1995, he served as Chief Financial Officer for Xerographic Laser Images Corporation, a publicly-held company involved in development of resolution enhancement technology. From April 1988 to April 1993, Mr. Mayo was Corporate Controller for Howtek, Inc., a publicly-held company and supplier of desktop scanners for the color prepress marketplace.

COMMITTEES

         The Board of Directors currently does not have any committees.

DIRECTOR COMPENSATION

         The Company's directors do not receive compensation for serving on the Board of Directors, however, the Company reimburses directors for travel expenses incurred to attend Board meetings.


ITEM 10.          EXECUTIVE COMPENSATION

         The following table sets forth actual compensation, for the fiscal years ended June 30, 1995, and 1996, and the fiscal years ended December 31, 1997 and 1998, including salary, bonuses and certain other compensation, paid by the Company to its Chief Executive Officer. None of the Company's executive officers received cash compensation in excess of $100,000.



                                                   SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                         Long-Term Compensation

                                                                Awards                                   Payouts

                                                                Other      Restricted

                                     Annual Compensation        Annual        Stock                      LTIP        All Other

     Name and Position     Year    Salary($)  Bonus($)  Compensation  Awards($) Options(#)   Payouts($)    Compensation    Principal
            (a)             (b)      (C)        (d)         (e)        (f)        (g)         (h)            (i)
------------------------------------------------------------------------------------------------------------------------------------
Lorrin G. Gale             1998     73,253       -           -          -          -             -        195,000 (1)        -
Chairman, President and    1997    120,000       -           -          -      75,000 (2)        -             -             -
Chief Executive Officer *  1996     55,862       -           -      3,186 (3)      -             -             -             -
                           1995        -         -           -      1,885 (4)      -             -             -             -



Laurence Liebson           1998     97,956       -           -          -      1,763,955         -             -             -
Chairman, President and                                                           (5)
Chief Executive Officer **


     (1) In March 1998, Mr. Gale left the Company at the request of the Board of Directors. Pursuant to an employment agreement with the Company, he received $150,000 in severance and is obligated to receive an additional $45,000 to be paid in equal installments of $15,000 per year beginning July 1999.

     (2) In January 1997, pursuant to an employment contract, the Company issued incentive stock options to purchase up to 75,000 shares of Common Stock. Options to purchase 15,000 shares of Common Stock vested upon the execution of the agreement and options to purchase 30,000 shares of Common Stock vest on each of the first and second anniversaries of the agreement. All options have an exercise price of $4.00 per share.

     (3) In July 1995, the Company issued 151,735 shares of restricted Common Stock valued at $.021 per share to Mr. Gale in consideration for services rendered.

     (4) In June 1995, as part of a recapitalization, the Company issued to Mr. Gale 89,747 shares of restricted Common Stock valued at $.021 per share in lieu of payment of accrued compensation of $454,843 for the period commencing June 1992 through March 1995 and in lieu of repayment of $55,000 of loans payable to Mr. Gale, as well as in exchange for all shares of preferred stock and common stock then held by Mr. Gale.

     (5) In May 1998, Laurence Liebson joined the Company as Chairman, President and Chief Executive Officer. Pursuant to an employment contract, Mr. Liebson was issued incentive stock options to purchase up to 1.763,955 shares of Common Stock. Options to purchase 563,881 shares of Common Stock vested upon execution of the agreement and options to purchase 300,019 shares vest on each of the first, second, third and fourth anniversaries of the agreement. All options had an exercise price of $.40 per share


* In March 1998, Mr. Gale left the Company as President and Chief Executive Officer

** In January 1999, Mr. Liebson left the Company as President and Chief Executive Officer.

EMPLOYMENT CONTRACTS

         As of April 15, 1999, the Company had no employment contracts with its employee.

         Prior to 1999, the Company had entered into a two-year employment agreement with Mr. Lorrin Gale. Pursuant to such contract, Mr. Gale would be paid a base salary of $125,000 and had been granted incentive stock options to purchase up to 75,000 shares of Common Stock. Options to purchase 15,000 shares of Common Stock vested upon the execution of the agreement and options to purchase 30,000 shares of Common Stock vest on each of the first and second anniversaries of the agreement. All options had an exercise price of $4.00 per share. Pursuant to his employment agreement, Mr. Gale agreed not to compete with the Company during the term of his employment and for one year thereafter. Mr. Gale left the Company as President and Chief Executive Officer in March 1998.

     Effective as of May 1998, the Company entered into a two-year employment agreement with Mr. Laurence Liebson. Pursuant to such agreement, Mr. Liebson would be paid a base salary of $150,000 and receive $75,000 in relocation expenses, which the Company was unable to pay. In addition, Mr. Liebson was granted incentive stock options to purchase up to 1,763,955 at $.40 per share. Mr. Liebson left the Company as President and Chief Executive Officer in January 1999.





                      (This page left intentionally blank.)

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets, as of April 15, 1999, certain information with respect to the beneficial ownership of the capital stock of the Company for (i) each person who is known by the Company to own beneficially 5% or more of the outstanding shares of its Common Stock; (ii) each of the directors and executive officers of the Company; and (iii) all directors and officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated. As of April 12, 1999, the Company had 172 Stockholders of record. Unless otherwise indicated, the address for directors, executive officers and 5% stockholders is 790 Turnpike Street, Suite 202, North Andover, Massachusetts 01845.



------------------------------------------------------------------------------------------------------------------------
Name and Address of Beneficial Owner                       Number of Shares of               Percentage Class

                                                           Common Stock

                                                           Beneficially Owned(1)
------------------------------------------------------------------------------------------------------------------------
Duane A. Mayo                                                 105,176                             .9%

Hamburg Bank                                                  657,354                            5.5%
      Hamburg, Germany
Nathan Low                                                    972,942(2)                         7.9%
   C/O Sunrise Securities
         135 East 57th Street
         New York, NY 10022
Trussel & Co.                                               1,000,000                            8.4%
  C/O Westfield Capital Management
         One Financial Center
         Boston, MA 02110


------------------------------------------------------------------------------------------------------------------------
All directors and executive officers as a group               105,176                             .9%
   (1 person)
------------------------------------------------------------------------------------------------------------------------



     1. Pursuant to the rules of the Securities and Exchange Commission, shares of Common Stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

     2.  Includes  210,440 shares of Common Stock held in Nathan A. Low and Ruth
         I. Low JTWROS, and 95,000 shares held in Sunrise Foundation Trust. Also includes 325,775 shares of Common Stock issuable upon exercise of warrants held in Nathan A. Low and Ruth I. Low JTWROS, 50,000 shares of Common Stock issuable upon exercise of warrants held in Sunrise Foundation Trust, and 34,007 shares of Common Stock issuable upon exercise of warrants held by Nathan Low.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         In June 1995, as part of a recapitalization, the Company issued 89,747 shares of Common Stock valued at $.02 per share to Lorrin Gale in lieu of payment of $454,843 of accrued compensation and $55,000 of loans payable, and in exchange for 15,787 shares of preferred stock and 7,547 shares of common stock held by Mr. Gale. Also as part of this recapitalization, the Company issued 39,100 shares of Common Stock valued at $.021 per share to Chappell Cory, a former director of the Company, in lieu of payment of $214,231 of accrued compensation and $7,255 of loans payable.

         In July 1995, the Company issued 151,735 shares of Common Stock valued at $.021 per share to Mr. Gale and 105,176 shares of Common Stock valued at $.021 per share to Duane Mayo for services rendered.

         In July 1995, the Company entered into a consulting agreement with Young Management Group, Inc. ("Young Management"), a company founded by Stanley
A. Young, who subsequently became a director of the Company in September 1995. In consideration for consulting services, the Company agreed to pay consulting fees of $7,000 per month, plus out-of-pocket expenses, of which $3,000 per month was deferred until completion of the Company's initial public offering, and sold 179,279 shares of Common Stock at a price of $.021 per share to Young Management. Consulting fees expensed in connection with this agreement during the fiscal year ended June 30, 1996 were approximately $85,000, of which $56,000 was accrued and unpaid at June 30, 1996. Consulting fees expensed in connection with this agreement during the six months ended December 31, 1996 were $42,000 and an aggregate of $67,250 was accrued and unpaid at December 31, 1996. In August 1996, Young Management transferred all of its shares of Common Stock to certain affiliates of Young Management, including the Stanley A. Young Irrevocable Trust and the Stanley A. Young Family Limited Partnership.

         In May 1996, the Stanley A. Young Irrevocable Trust was issued a promissory note in the principal amount of $100,000 (which was subsequently repaid) and warrants to purchase 23, 904 shares of Common Stock with an exercise price of $1.507 per share in connection with a private placement, and in February 1997, the Stanley A. Young Family Limited Partnership was issued in a private placement, promissory notes in the aggregate principal amount of $50,000 and warrants to purchase 6,375 shares of Common Stock at an exercise price of $2.75 per share and warrants to purchase 6,375 shares of Common Stock at an exercise price of $4.125 per share. In November 1995, Stanley A. Young Irrevocable Trust and Mr. Young's wife each purchased 3,787 shares of Common Stock at a price of $1.507 per share and were each issued a convertible promissory note in the amount of $19,297.50 in a private placement. In November 1996, Stanley A. Young Irrevocable Trust converted the principal balance and accrued interest on its note into 5,320 shares of Common Stock and Mr. Young's wife converted the principal balance and accrued interest on her note into 5,320 shares of Common Stock.

         In May 1996, the Company issued to Fred L. Chanowski, in consideration for consulting services rendered, a warrant to purchase up to 23, 904 shares of Common Stock at an exercise price of $1.507 per share. Also in May 1996, the Company issued to Mr. Chanowski, in consideration for a $25,000 loan, a promissory note in the principal amount of $25,000 plus a warrant to purchase up to 5,976 shares of Common Stock at $1.507 per share.

         In October 1996, the Company issued to Mr. Chanowski 19,123 shares of Common Stock in consideration for consulting services rendered. Mr. Chanowski also purchased 23,904 shares of Common Stock for $50,000 in October 1996 in private placement. Mr. Chanowski paid the $50,000 purchase price by converting the $25,000 promissory note issued to him in May 1996 and by investing an additional $25,000 in cash. Mr. Chanowski is a 6.675% member in Alpha Ventures LLC which holds

         77,540 shares of the Company's Common Stock and warrants to purchase 11,952 shares of Common Stock. In April 199, the Company issued to Venture Management Consultants, LLC ("Venture Management"), of which Mr. Chanowski ids a 20% member, a promissory note in the principal amount of $200,000 in consideration for a $200,000 loan. The promissory note bears interest at 18% per annum with interest and principal payable at maturity on May 31, 1998. In May 1997, the Company issued to Venture Management a promissory note in the principal amount of $200,000 in consideration for a $200,000 loan. The promissory note bears interest at 18% per annum with interest and principal payable at maturity on June 30, 1998. In October 1997, the Company issued to Venture Management in consideration of a $400,000 loan, a promissory note in the principal amount of $400,000 plus a warrant to purchase up to 100,000 shares of Common Stock at $3.00 per share. The promissory note bears interest at 9% per annum with interest and principal payable at maturity on the earlier of (i) December 11, 1997 or (ii) the completion of a financing by the Company. The Company subsequently repaid all three of the promissory notes issued to Venture Management. In October 1997, the Company entered into a Consulting Agreement with Venture Management. In consideration for consulting services, the Company issued Venture Management a warrant to purchase up to 400,000 shares of Common Stock at $3.00 per share and agreed to pay consulting fees of $4,000 per month, plus out-of-pocket expenses up to $1,000 per month. In October 1998, the Company cancelled the Consulting Agreement with Venture Management signed in October 1997 and entered into a new Consulting Agreement Venture Management. In consideration for consulting services, the Company issued Venture Management a warrant to purchase up 500,000 shares of common stock at $1.00 per share.

On March 31, 1998, Mr. Fred Chanowiski resigned from the Board of Directors to pursue other interests.

         In January 1998, Jeffrey Leventhal invested $200,000 in a private placement of the Company's Common Stock. Mr. Leventhal was elected to the Board of Directors in January 1998. In March 1999 Mr. Leventhal resigned from the Board of Directors to pursue other interests.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits.

        *1.1   - Form of Underwriting Agreement
        *3.1   - Certificate of Incorporation of the Company, as amended.
        *3.1.1 - Restated Certificate of Incorporation of the Company.
        *3.2   - By-laws of the Company.
        *4.1   - Specimen Common Stock Certificate of the Company.
        *4.2   - Form of Underwriters' Purchase Option.
        *4.3   - Specimen Redeemable Common Stock Purchase Warrant.
        *4.4   - Form of Warrant Agreement.
        *5     - Opinion of Warner & Stackpole LLP on legality of securities being registered.
        *10.1  - Lease agreement of Corporate  Headquarters in Westford,
                 Massachusetts between New England Mutual Life Insurance Company and the Company dated October 23, 1995.
       *10.1.1 - First Amendment to Lease Agreement of Corporate  Headquarters
                 dated as of January 31,  1996.
       *10.2   - Lease  Agreement to Sales Office in San Diego,
                 California between The Parkwest Partners and the Company dated July 1, 1996.
       *10.3   - Restated   Technology  License   Agreement between Radius and
                 the  Company  dated as of  September  27,  1995.
       *10.3.1 - First Amendment to Restated Technology Agreement between Radius and the Company Dated as of October 28, 1996.
       *10.4   - Software  Development  and  License  Agreement  between Polybus and the Company dated as of August 1, 1996.
       *10.5   - Form  of   Warrant   as  issued  to  the   Company's   other
                 Warrantholders.

       *10.6   - Form  of  Warrant as issued to placement agent in the Company's private placement completed in May 1996.

       *10.7   - Form  of  Promissory Note from the Company's  private placement in May 1996.
       *10.8   - Form of  Registration  Rights  Agreement  for  shares of common stock and shares underlying promissory notes issued in the Company's private placement completed in May 1996.
       *10.9   - Form of  Registration  Rights  Agreement  for  shares of common stock issued in the Company's private placement completed in October 1996.
       *10.10  - Form  of  Class A Warrant from the Company's  private placement completed in February 1997.
       *10.11  - Form  of  Class B Warrant from the Company's  private placement completed in February 1997.
       *10.12  - Form of  Class A  Promissory  Note from the  Company's  private placement completed in February 1997.
       *10.13  - Form of  Class  B Promissory  Note from the  Company's  private placement completed in February 1997.
       *10.14  - Consulting  Agreement  between Young Management and the Company dated July 1995.
       *10.15  - The Company's 1995 Stock Option Plan.
       *10.16  - Employment  Agreement,  dated  as January 1, 1997, between  the
                 Company and Lorrin G. Gale.
       *10.17  - Noncompetition and Nondisclosure Agreement, dated as of January
                 1, 1997, between the Company and Duane A. Mayo.
       *10.18  - Promissory  Note  issued  to Venture  Management by the Company dated April 8, 1997.
       *10.19  - Promissory  Noted  issued to Venture  Management by the Company dated May 6, 1997.
       *10.20  - Loan Letter Agreement with Fleet National Bank.
       *10.21 - $3,000,000 Promissory Note issued to Fleet National Bank. *10.22 - Placement Agent Agreement with Oscar Gruss & Son.
       *10.23  - Consulting   Agreement   between  the  Company  and  Venture
                 Management, executed as of October 1, 1997.
       *10.24  - Form of Promissory Note evidencing the Company's indebtedness to Fleet National Bank, executed October 9, 1997.
       *10.25  - Warrant  Purchase  Agreement  between  the  Company and Fleet
                 National Bank, executed October 9, 1997.
       *10.26  - Loan  Modification  Agreement  between  the Company and Fleet
                 National Bank, executed October 9, 1997.
       *10.27  - Sales  Agency  Agreement  between  the  Company  and  Sunrise
                 Securities, dated December 8, 1997.
       *10.28  - Allonge to  Promissory  Note  between  the  Company and Fleet
                 National Bank.
        10.29 - Form of Warrant Purchase Agreement between the Company and certain investors, executed in December 1997 and January 1998.
        10.30 - Form of Registration Rights Agreement between the Company and accredited investors participating in private placements of the Company's Common Stock during January 1998 and May 1998.
        10.31 - Software Licence Agreement between Augment and Avid Technology, Inc. dated June 29, 1998.
        10.32 - Form of Secured Convertible Promissory Note evidencing the Company's indebtedness to certain accredited investors who participated in Bridge financing in September 1999.

        10.33 - Form of Loan Agreement evidencing the Company's indebtedness to certain accredited investors who participated in Bridge financing in September 1999.
        10.34  - Form   of   Security   Agreement   evidencing   the  Company's
                 indebtedness to certain accredited investors who participated in Bridge financing in September 1999.
        10.35 - Form of Subscription Agreement evidencing the Company's indebtedness to certain accredited investors who participated in Bridge financing in September 1998
        10.36 - Form of Warrant issued to certain accredited investors who participated in Bridge Financing in September 1998, and the underwriter for consulting fees.
        10.37 - Form of Lending Agreement between underwriter for Company's September 1999 Bridge Financing and the Company.
        10.38 - Software Licence Agreement between Augment and Polybus Systems Corporation dated January 22, 1999.
       *24     - Power of Attorney.
        27     - Financial Data Schedule.
       -------------------------------------------------------------------------
       *Previously filed with the Commission.

                  (b)      Reports of Form 8-K.
                           The  Company  did not file any Form 8-Ks  during  the
quarter ended December 31, 1998.






                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      AUGMENT SYSTEMS, INC.

                                     By:   /s/   Duane A. Mayo
                                       -------------------------
                                        Duane A. Mayo
                                        Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/Duane A. Mayo                                                  April 15, 1999
----------------                                                  --------------
                Chief Financial Officer, Treasurer and Secretary
                (Principal Financial & Accounting Officer)
                Member of the Board of Directors