Form 10KSB/A
period 1998-12-31
AUGMENT SYSTEMS INC
filed 1999-05-28
CIK 1004605

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------
                                  FORM 10-KSB/A
                               -------------------

                       AMENDMENT TO APPLICATION OR REPORT
                  Filed pursuant to Section 12, 13 or 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934


                              AUGMENT SYSTEMS, INC.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)


                                 AMENDMENT NO. 1
                                 ---------------

          The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-KSB for the Fiscal Year ended December 31, 1998, as set forth in the pages attached hereto:

AMENDED: 10-K COVER & PAGES 3,4,5,8,9,10,11,13,14 & 17

NEW:  ITEM 7:  PART II-ITEM 7,  THE FINANCIAL  STATEMENTS


                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             AUGMENT SYSTEMS, INC.
                                             (Registrant)


Dated:  May 28, 1999                      By: /s/ Duane Mayo
                                              -----------------------
                                              Duane Mayo
                                              Chief Financial Officer

              AMENDED 10-K COVER & PAGES 3,4,5,8,9,10,11,13,14 & 17
                                     OF THE
                         ANNUAL REPORT ON FORM 10-KSB OF
                      AUGMENT SYSTEMS, INC. (the "Company")
                   FOR ITS FISCAL YEAR ENDED DECEMBER 31, 1999

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

         (1) Yes  X      No                       (2) Yes  X      No
                -----      -----                         -----      -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this form.   Yes  X      NO
                -----      -----

The issuer's revenues for the fiscal year ended December 31, 1998 was $1,062,000. As of April 15, 1999, there were 11,898,951 shares of the Issuer's Common Stock, $.01 par value, issued and outstanding. The aggregate market value of the Issuer's voting stock held by non-affiliates was approximately $118,990 based upon the average of the bid and ask prices of such stock on that date.

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

RESEARCH AND DEVELOPMENT


         The market for the Company's products is characterized by extensive research and development and rapid technological advances in both hardware and software development, resulting in frequent introductions of new products. The introduction of products embodying new technology and the emergence of new industry standards can render existing products obsolete and unmarketable. In the fiscal years ended December 31, 1997 and December 31, 1998, respectively, the Company expended $3,812,326, and 2,338,222 respectively, for research and development.



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


MANUFACTURING AND SUPPLIERS

         The Company's manufacturing operations consisted of product assurance, quality control of materials, components and subassemblies, final assembly and system test. The Company relied on numerous high-quality ISO 9002 class vendors located in New England for the manufacture of mechanical subsystems and printed circuit boards. This strategy minimized capital investment and overhead expenditures and provided the Company with the ability to increase production to meet market demand.


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

POTENTIAL FOR BANKRUPTCY - NEED FOR ADDITIONAL FINANCING

         The Company's continued viability depends in part, on its ability to negotiate or litigate substantial reductions in the amounts owed by the Company to its creditors and successfully settle or defend any creditor's claims or actions. In the event the Company is unable to achieve this objective, it would not have adequate cash resources to meet its obligations and would, in most likelihood, be forced into the filing of a petition in bankruptcy. In addition, the creditors of the Company could involuntarily place the Company in bankruptcy. Either of the foregoing events would have a material adverse effect on the value of the Company to its current shareholders and its secured and
unsecured   creditors.   In  the  event  of   bankruptcy,   current  equity  and
warrant-holders could be substantially diluted or have their interests extinguished.

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

ITEM 2.           DESCRIPTION OF PROPERTY


Facilities

         The Company has a month to month lease for 700 square feet of shared office space in North Andover, Massachusetts, which currently accommodates the Company's headquarters, administrative, and financial functions. The Company vacated its principal office at 2 Robbins Road in Westford, Massachusetts, consisting of approximately 30,000 square feet. The monthly rent is $1,000. The Company believes that its facilities are adequate to meet its current business requirements. See Footnote 5 of Notes to the Financial Statements.

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


         The Company is not involved in any other material legal proceedings. Although the Company has effectively ceased operations, there are numerous secured and unsecured creditors who could commence litigation against the Company. In the event that the Company has insufficent funds to settle or defend these matters, the Company or its creditors could cause the filing of a bankruptcy proceeding. See Item 1 - Business - Potential for Bankruptcy - Need for Financing and Item 6 Management Discussion and Analysis or Plan of Operation.

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


ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. Except for historical information contained herein, the matters discussed in the Liquidity and Capital Resources section below contain potential risks and uncertainties, including, without limitation, risks related to the Company's ability to successfully identify potential merger partners and settle any outstanding debts. The Company will need to attract partners in order to execute its revised business strategy, and there can be no assurance that the Company will be successful in attracting such partners.

GENERAL

         In January 1999, the Board of Directors of the Company elected to suspend ongoing operations, layoff all but one of its employees, dispose of all physical assets, attempt to settle any outstanding short and long term debts, seek buyers or strategic partners for the further development of its existing technology as well as explore merger opportunities.

         Prior to January 15, 1999, the Company designed, developed and sold fibre channel based network file server systems designed to increase data transfer and file storage on computer networks. In September 1998, the Company obtained $1,500,000 in bridge financing of secured convertible promissory notes and common stock purchase warrants. The Company used a portion of the proceeds of the bridge financing to repay in full its indebtedness to a major bank. In November 1998, the Company was informed by an investment bank, that provided the bridge financing, that they would be unable to secure the additional funding required to repay the outstanding bridge loan, provide the Company with the necessary working capital to support the execution of its business plan and ongoing operations. The Company began to seek alternative financing, however, was unable to secure the funds necessary to maintain ongoing operations.

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

PLAN OF OPERATION

         In January 1999, the Board of Directors of the Company elected to suspend ongoing operations, layoff all but one of its employees, dispose of all physical assets, attempt to settle any outstanding short and long term debts, seek buyers for its technology, and explore merger opportunities.

         Revenues for the fiscal year ended December 31, 1998 were $1,062,203 as compared to $989,609 in revenues for the fiscal year ended December 31, 1997. Prior to the second quarter ended June 30, 1997, the Company was a development stage company and had not recognized revenues. Gross product margin on product sales was a negative 23% for the period ended December 31, 1998 versus a 40% gross product margin on product sales for the period ended December 31, 1997. The decrease in the gross product margin was due primarily to the $542,000 writedown of inventory in 1998. During 1997 and 1998, product revenue were primarily generated through domestic end-user sales.

         Research and development costs for the fiscal year ended December 31, 1998 were $2,338,222 as compared to $3,812,326 for fiscal year ended December 31, 1997. The $1,474,014 decrease was primarily attributable to a reduction in engineering personnel and consultants associated with the development of the Company's server product and lack of capital. The Company also decreased spending for associated engineering supplies and prototype materials used in the development of its server product. The Company does not anticipate spending any additional funds on research and development for the foreseeable future.


         General and administrative costs for the fiscal year ended December 31, 1998 were $2,102,945 as compared to $1,565,274 for the fiscal year ended December 31, 1997. The $537,671 increase is attributable to increased spending for legal fees, fund raising activities and severance to former employees. The Company anticipates that spending for general and administrative costs for the next six months at less than $150,000.

         Selling and marketing costs for the fiscal year ended December 31, 1998 were $1,886,850 as compared to $3,141,843 for the fiscal year ended December 31, 1997. The $1,254,993 decrease is attributable to an decrease in marketing support and sales personnel, participation in various trade shows and decreased spending on sales promotional material and lack of capital. The Company does not plan on spending any funds on selling and marketing expenses in the foreseeable future.

         The Company recognized a net loss for the fiscal year ended December 31, 1998 of $7,239,529 as compared to $9,380,055 for the fiscal year ended December 31, 1997. The decrease in net loss of $2,140,526 was attributable to a decrease in personnel to support research and development, sales and marketing and administration activities. As a result of the Board of Directors decision to shut down its operations, the Company recognized a write down of unique inventory associated with the Company's products and recognized an increase in the reserve for bad debts of approximately $542,000 and $258,000, respectively, for the fiscal year ended December 31, 1998. In addition, the Company recognized a write down of fixed assets and capitalized software of approximately $450,000 associated with the net value realized in a liquidation of fixed assets.


         The Company currently has 1 full-time employee to dispose of all physical assets, attempt to settle any outstanding short and long term debts, seek buyers or strategic partners for the further development of its existing technology as well as explore merger opportunities.

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


         During December 1997 and January 1998, the Company secured $1,000,000 in bridge financing from institutional and private investors in anticipation of the private placement of the Company's Common Stock. The bridge financing promissory notes accrued interest at 8% per annum with interest and principal payable at maturity on the initial closing of the private placement. In addition, the Company issued to bridge investors five year warrants to purchase up to 750,000 shares in the aggregate of the Company's Common Stock at $1.00 per share. In February 1998, the Company repaid $200,000 of these promissory notes plus interest and the holders of $800,000 of these promissory notes converted their notes into shares of the Company's Common Stock at $1.00 per share. In January 1998, the Company closed on an initial amount of $6,180,000 of a private placement initiated in December 1997. In early May 1998, the Company closed on an additional $575,000 and terminated the offering started in December 1997. The aforementioned funds were used to repay outstanding accounts payable debts incurred during 1997 of approximately $1,400,000, repay bridge financing of approximately $200,000 and bank debt of approximately $300,000, support research and development expenses of approximately $2,000,000, sales and marketing expenses of approximately $1,700,000, and $675,000 in administrative and other expenses.

         In September 1998, the Company obtained $1,500,000 in bridge financing of secured convertible promissory notes and common stock purchase warrants. The Company used a portion of the proceeds of the bridge financing to repay in full its indebtedness to Fleet National Bank. The convertible promissory notes were due and payable upon the earlier of the closing of a financing of a minimum of $4,000,000 or in September 1999. In November 1998, the Company was informed by the investment bank, that provided the bridge financing, that they would be unable to secure the additional funding required to repay the outstanding bridge loan and provide the Company with the necessary working capital to support its business plan and ongoing operations. The Company began to seek alternative financing, but, was unable to secure the funds necessary. On January 15, 1999, the Board of Directors decided to shut down operations, lay-off all all but one of its employees, liquidate assets, seek buyers or strategic partners for the further development of its existing technology as well as explore merger opportunities.

         These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is dependent on its ability to settle all debts with creditors, attract purchasers or strategic partners for the Company's technology and attract potential merger partners, which will undoubtedly result in substantial dilution to existing shareholders or may result in the termination of their interests. Although the Company has effectively ceased operations, there are numerous secured and unsecured creditors who could commence litigation against the Company. see Item 3-legal proceedings In the event that the Company has insufficent funds to settle or defend these matters, the Company or its creditors could cause the filing of a bankruptcy proceeding. See Item 1 - Business - Potential for Bankruptcy - Need for Financing Item 3-Legal Proceedings. As a result of the uncertainty of the Company to continue as a going concern the Company's Auditors were unable to express an opinion on the Company's accompanying financial statements.

          The Company is authorized to issue up to 50,000,000 shares of its Common Stock and up to 2,000,000 shares of Preferred Stock. As of April 15,
1999, there were 11,898,951 shares of the Company's Common Stock issued and outstanding and no Preferred Stock issued and outstanding. The Company is obligated to issue additional 3,592,816 shares of Common Stock to certain investors who participated in private placements of the Company's Common Stock during January 1998 and May 1998. The shares had been authorized for issuance by the Board of Directors during 1998. In addition, the Company has 7,413,111 Common Stock Purchase Warrants issued and outstanding, of which all 7,413,111 are substantially above the existing market price.


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

     (5) In May 1998, Laurence Liebson joined the Company as Chairman, President and Chief Executive Officer. Pursuant to an employment contract, Mr. Liebson was issued incentive stock options to purchase up to 1,763,955 shares of Common Stock. Options to purchase 563,881 shares of Common Stock vested upon execution of the agreement and options to purchase 300,019 shares vest on each of the first, second, third and fourth anniversaries of the agreement. All options had an exercise price of $1.00 per share


* In March 1998, Mr. Gale left the Company as President and Chief Executive Officer

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


         Effective as of May 1998, the Company entered into a two-year employment agreement with Mr. Laurence Liebson. Pursuant to such agreement, Mr. Liebson would be paid a base salary of $150,000 and receive $75,000 in relocation expenses, which the Company was unable to pay. In addition, Mr. Liebson was granted incentive stock options to purchase up to 1,763,955 shares of common stock at $1.00 per share. Mr. Liebson left the Company as President and Chief Executive Officer in January 1999.






                      (This page left intentionally blank.)

         In October 1996, the Company issued to Mr. Chanowski 19,123 shares of Common Stock in consideration for consulting services rendered. Mr. Chanowski also purchased 23,904 shares of Common Stock for $50,000 in October 1996 in private placement. Mr. Chanowski paid the $50,000 purchase price by converting the $25,000 promissory note issued to him in May 1996 and by investing an additional $25,000 in cash. Mr. Chanowski is a 6.675% member in Alpha Ventures LLC which holds 77,540 shares of the Company's Common Stock and warrants to purchase 11,952 shares of Common Stock. In April 1997, the Company issued to Venture Management Consultants, LLC ("Venture Management"), of which Mr. Chanowski is a 20% member, a promissory note in the principal amount of $200,000 in consideration for a $200,000 loan. The promissory note bears interest at 18% per annum with interest and principal payable at maturity on May 31, 1998. In May 1997, the Company issued to Venture Management a promissory note in the principal amount of $200,000 in consideration for a $200,000 loan. The promissory note bears interest at 18% per annum with interest and principal payable at maturity on June 30, 1998. In October 1997, the Company issued to Venture Management in consideration of a $400,000 loan, a promissory note in the principal amount of $400,000 plus a warrant to purchase up to 100,000 shares of Common Stock at $3.00 per share. The promissory note bears interest at 9% per annum with interest and principal payable at maturity on the earlier of (i) December 11, 1997 or (ii) the completion of a financing by the Company. The Company subsequently repaid all three of the promissory notes issued to Venture Management. In October 1997, the Company entered into a Consulting Agreement with Venture Management. In consideration for consulting services, the Company issued Venture Management a warrant to purchase up to 400,000 shares of Common Stock at $3.00 per share and agreed to pay consulting fees of $4,000 per month, plus out-of-pocket expenses up to $1,000 per month. In October 1998, the Company cancelled the Consulting Agreement with Venture Management signed in October 1997 and entered into a new Consulting Agreement with Venture Management. In consideration for consulting services, the Company issued Venture Management a warrant to purchase up 500,000 shares of common stock at $1.00 per share.

         On March 31, 1999, Mr. Fred Chanowiski resigned from the Board of Directors to pursue other interests.

         In January 1998, Jeffrey Leventhal invested $200,000 in a private placement of the Company's Common Stock. Mr. Leventhal was elected to the Board of Directors in January 1998. On March 31, 1999 Mr. Leventhal resigned from the Board of Directors to pursue other interests.


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



/s/Duane A. Mayo                                                   MAY 28, 1999
----------------                                                   ------------

                Chief Financial Officer, Treasurer and Secretary
                   (Principal Financial & Accounting Officer)
                        Member of the Board of Directors

                              Augment Systems, Inc.

                          Index to financial Statements

                                                                                                                Pages
                                                                                                                -----

Report of Independent Certified Public Accountants                                                               F-2


Financial statements:

    Balance sheet as of December 31, 1998                                                                        F-3

    Statements of operations for the years ended December 31, 1998 and 1997                                      F-4

    Statements of stockholders' deficit for the years ended December 31, 1998, and 1997                          F-5

    Statements of cash flows for the years ended December 31, 1998 and 1997                                      F-6

    Notes to financial statements                                                                            F-7 to F-19


               Report of Independent Certified Public Accountants



       To the Board of Directors
       Augment Systems, Inc.
       North Andover, Massachusetts

       We have audited the accompanying balance sheet of Augment Systems, Inc. as of December 31, 1998 and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to report on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our report.

       The accompanying financial statements have been prepared assuming that Augment Systems, Inc. will continue as a going concern. As discussed in
       Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency and a stockholders' deficit. In addition, the Company has suspended operations and liquidated its assets. These circumstances raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       Because of the significance of the uncertainty discussed in the preceding paragraph, we are unable to express, and we do not express, an opinion on the accompanying financial statements.



                                                                BDO Seidman, LLP



       Boston, Massachusetts
       April 9, 1999

                              Augment Systems, Inc.

                                  Balance Sheet
                                    (Note 1)

                                                                                                          December 31,
                                                                                                             1998
                                                                                                         -------------
       Assets

Current assets:
   Cash (Note 2)                                                                                         $     187,815
   Accounts receivable, net of allowance for doubtful accounts of $331,628                                           -
   Inventory, net of allowance of $326,455                                                                           -
   Prepaid expenses and other (Note 2)                                                                          27,936
   Assets held for sale (Note 1)                                                                                75,000
                                                                                                        --------------

     Total current assets                                                                                $     290,751
                                                                                                         =============

       Liabilities and Stockholders' Deficit

Current liabilities:
   Bridge financing (Note 4)                                                                             $   1,395,701
   Accounts payable                                                                                            377,935
   Accrued expenses (Note 3)                                                                                   182,012
   Convertible promissory notes (Note 4)                                                                        20,743
   Current portion of obligations under
     capital leases (Note 5)                                                                                   123,301
                                                                                                        --------------

     Total current liabilities                                                                               2,099,692

Commitments (Note 5)

Stockholders' deficit (Notes 4, 6, 8, 9 and 11):
   Preferred stock,  $.01 par value;  2,000,000 shares  authorized;  none issued
   Common stock, $.01 par value; 50,000,000 shares authorized;
     11,898,951 shares issued and outstanding                                                                  118,990
   Additional paid-in capital                                                                               21,750,866
   Deficit                                                                                                 (23,678,797)
                                                                                                        --------------

     Total stockholders' deficit                                                                            (1,808,941)

     Total liabilities and stockholders' deficit                                                         $     290,751
                                                                                                         =============


                 See accompanying notes to financial statements.

                              AUGMENT SYSTEMS, INC.

                            STATEMENTS OF OPERATIONS
                                    (NOTE 1)

                                                                                                 December 31,
                                                                                     ---------------------------------
                                                                                          1998                1997

Net sales                                                                            $  1,062,203         $    989,609

Cost of sales                                                                           1,311,031              597,924
                                                                                    -------------        -------------

Gross margin (loss)                                                                      (248,828)             391,685
                                                                                    -------------        -------------

Operating expenses:
   Research and development expenses                                                    2,338,222            3,812,326
   General and administrative expenses                                                  2,102,945            1,565,274
   Selling and marketing expenses                                                       1,886,850            3,141,843
   Loss on impairment of long-lived assets                                                449,975                    -
                                                                                    -------------        -------------

     Total operating expenses                                                           6,777,992            8,519,443
                                                                                    -------------        -------------

     Operating loss                                                                    (7,026,820)          (8,127,758)
                                                                                    -------------        -------------

Other income (expense):
   Interest income, net                                                                    56,847               13,323
   Interest expense (Notes 4 and 6)                                                      (269,556)            (835,815)
   Other expense                                                                                -             (429,805)
                                                                                    -------------        -------------

     Total other expense, net                                                            (212,709)          (1,252,297)
                                                                                    -------------        -------------

Net loss (Notes 2 and 10)                                                            $ (7,239,529)        $ (9,380,055)
                                                                                     ============         ============

Net loss per share of common stock (Note 10):
   Basic and diluted                                                                 $      (0.65)        $      (2.31)
                                                                                     ============         ============


                 See accompanying notes to financial statements.

                              Augment Systems, Inc.

                       Statements of Stockholders' Deficit
                          (Notes 2, 4, 6, 8, 9 and 11)

                                                                                            Additional                     Total
                                                                          Common Stock       Paid-in                   Stockholders'
                                                                      Shares     Amount      Capital       Deficit        Deficit
                                                                    -------------------   -----------   -------------  -------------
Balance, December 31, 1996                                          2,865,512  $ 28,655   $ 6,177,194   $ (7,059,213)  $   (853,364)

  Issuance of common stock for exercise of warrants                    47,807       478        71,567              -         72,045
  Issuance of warrants associated with short term
    promissory notes                                                        -         -       389,500              -        389,500
  Initial public offering of 1,800,000 shares of common
    stock at $5.50 per share and 2,070,000 common stock
    warrants at $.15, net of $1,990,369 in offering costs           1,800,000    18,000     8,202,131              -      8,220,131
  Issuance of warrants in consideration for consulting                      -         -       271,950              -        271,950
  Issuance of warrants in connection with bridge financing                  -         -       174,068              -        174,068
  Net loss                                                                  -         -             -     (9,380,055)    (9,380,055)
                                                                   ----------  --------   -----------  -------------  -------------

Balance, December 31, 1997                                          4,713,319    47,133    15,286,410    (16,439,268)    (1,105,725)

  Issuance of warrants associated with bridge financing                     -         -       211,588              -        211,588
  Issuance of common stock in connection with
    private placement of common stock at $1.00 per share,
    including 378,910 shares issued in lieu of fees to
    placement agent, net of placement fees of $453,881              5,758,910    57,589     4,868,530              -      4,926,119
  Issuance of common stock upon conversion of
    bridge financing                                                  300,000     3,000       297,000              -        300,000
  Issuance of common stock upon conversion of
    notes payable                                                     500,000     5,000       495,000              -        500,000
  Issuance of common stock in connection with a private
    placement of common stock at $1.00 per share, including
    51,722 shares issued in lieu of fees to placement agent, net
    of placement fees of $28,200                                      626,722     6,268       540,532              -        546,800
  Issuance of warrants in consideration for consulting                      -         -        17,138              -         17,138
  Issuance of warrants as financing fees for bridge financing               -         -        34,668              -         34,668
  Net loss                                                                  -         -             -     (7,239,529)    (7,239,529)
                                                                   ----------  --------   -----------  -------------  -------------

Balance, December 31, 1998                                         11,898,951  $118,990   $21,750,866   $(23,678,797)  $ (1,808,941)
                                                                   ==========  ========   ===========   ============   ============


                 See accompanying notes to financial statements.

                              AUGMENT SYSTEMS, INC.

                    STATEMENTS OF CASH FLOWS (Notes 2 and 12)

                                                                                                  December 31,
                                                                                     ---------------------------------
                                                                                           1998                1997
Cash flows from operating activities:
   Net loss                                                                          $ (7,239,529)        $ (9,380,055)
   Adjustments to reconcile net loss to net cash used for operating activities:
     Depreciation and amortization                                                        193,652              212,364
     Finance fees paid in warrants                                                         34,668                    -
     Consulting expense paid in warrants                                                   17,138              271,950
     Loss on impairment of long-lived assets                                              449,975                    -
     Provision for doubtful accounts                                                      204,955              126,673
     Provision for inventories                                                            226,455              100,000
     Loss on disposal of fixed assets                                                           -               12,375
     Interest on warrants associated with debt                                            165,647              505,211
     Changes in operating assets and liabilities:
       Accounts receivable                                                                 20,014             (351,642)
       Inventories                                                                        936,465             (673,569)
       Prepaid expenses                                                                    91,763              (17,600)
       Other assets                                                                         9,145              176,815
       Accounts payable                                                                  (993,697)             770,358
       Accrued expenses                                                                  (429,621)             415,529
                                                                                    -------------        -------------

         Net cash used for operating activities                                        (6,312,970)          (7,831,591)
                                                                                    -------------        -------------

Cash flows from investing activities:
   Purchase of property and equipment                                                     (43,779)            (179,985)
   Capitalized software                                                                         -             (265,000)
                                                                                    -------------        -------------

         Net cash used for investing activities                                           (43,779)            (444,985)
                                                                                    -------------        -------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                               5,472,919               72,045
   Proceeds from bridge financing                                                       1,800,000              500,000
   Proceeds from issuance (payments) of note payable                                     (750,000)             750,000
   Payments of short-term promissory notes                                                      -           (1,051,248)
   Payments of short-term advance                                                               -             (575,000)
   Payments on capital lease obligations                                                   (4,827)             (24,128)
   Payments on convertible promissory notes                                               (20,752)             (20,753)
   Net proceeds from initial public offering                                                    -            8,220,131
                                                                                    -------------        -------------

         Net cash provided by financing activities                                      6,497,340            7,871,047
                                                                                    -------------        -------------

Net increase (decrease) in cash                                                           140,591             (405,529)

Cash, beginning of year                                                                    47,224              452,753
                                                                                    -------------        -------------

Cash, end of year                                                                    $    187,815         $     47,224
                                                                                     ============         ============


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

      The Company's initial target market was the electronic publishing industry, which requires the rapid and efficient movement of large image and data files over networks. In September 1997, the Company introduced a windows NT-based client server for its file management network systems.

      The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

      The Company has incurred substantial losses since inception and has been engaged primarily in product development. The Company has funded its losses primarily from a combination of debt and equity financings. In addition, at December 31, 1998 the Company has a working capital deficiency and a stockholders' deficit.

      Although the Company commenced shipment of its products in fiscal 1997, the revenues recognized were less than originally anticipated by Company management. The shortfall in 1997 revenues was attributed to product development delays and problems with the Company's initial products sold. Such shortfalls in revenues continued throughout the course of fiscal 1998.

      In November 1998, the Company was informed by the investment bank that provided the September 1998 bridge financing, that they would be unable to secure the additional funding required to repay the outstanding bridge loan and provide the Company with the necessary working capital to support its business plan and ongoing operations. The Company began to seek alternative financing, but was unable to secure the necessary funds.

         In January 1999, the Board of Directors of the Company elected to suspend ongoing operations, layoff all but one of its employees, dispose of all assets, attempt to settle any outstanding short and long term debts, seek buyers or strategic partners for the further development of its existing technology as well as explore merger opportunities. The secured creditors formed a representative committee of two people who initiated a plan to auction off all remaining inventory and substantially all remaining fixed assets (retaining only those assets necessary to effectively shut down operations, valued at approximately $10,000). On January 28, with the aid of the committee-appointed auctioneer, the client held the auction, with proceeds amounting to approximately $65,000, indicating that the carrying value of such assets exceeded their fair values. Accordingly, a loss of $184,975 was recorded in operations in 1998 which represents the excess of the carrying value over the fair value of $75,000. Also included in operations is the write-off of capitalized software costs of $265,000 to reduce their carrying value to $0. The Company also recorded charges to cost of sales of approximately $542,000 related to the write-down of unique inventory associated with the Company's products.

      Company plans include disposing of assets, settling of debt and seeking buyers or strategic partners for the Company's technology as well as exploring merger opportunities, if any.

      These factors raise substantial doubt about the Company's ability to continue as a going-concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                              AUGMENT SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

      CASH EQUIVALENTS

      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 1998.

      INVENTORIES

      Inventories were stated at the lower of cost (first-in, first-out) or market. Inventories were recorded at $0 at December 31, 1998 which reflected in charges to cost of sales of $542,000 for the write-down to market.

      PROPERTY AND EQUIPMENT

      Property and equipment were recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets ranging from three to five years. Property held under capital leases are being amortized over the lesser of the lease term or their estimated useful lives. The Company reduced the cost of property and equipment to its carrying value of $75,000 resulting in a charge to operations of $184,975.

      LONG-LIVED ASSETS

      The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS 121 establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.

      The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Due to the change in circumstances related to the operations of the Company in fiscal 1998, impairment charges were recorded to reduce the carrying value of long-lived assets (see Note 1).

      REVENUE RECOGNITION

      Revenue was recognized on system sales to end users when the system performance has been accepted by the customer based on measurement against pre-defined published specifications.

      RESEARCH AND DEVELOPMENT

      Research and development costs are expensed as incurred.

      In accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed, the Company capitalizes software development costs incurred after technological feasibility of the software development projects is established and the reliability of such capitalized costs through future operations is expected. The Company wrote-off all capitalized software costs during 1998 resulting in a charge of $265,000 to operations.

                              AUGMENT SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS



2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      INCOME TAXES

      Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

      FINANCIAL INSTRUMENTS

      The estimated  fair value of the Company's  financial  instruments,  which
include  accounts  payable,   related  party  accounts,   debt  instruments  and
convertible promissory notes, approximate their carrying value.

      CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

      A significant portion of the Company's sales were to customers in the electronic publishing industry. The Company extended credit terms on a customer-by-customer basis based on its evaluation of its collectibility exposure. In management's opinion, the Company's allowance for doubtful accounts is sufficient to cover any potential risk of loss from extending credit to customers. In fiscal 1998, the Company derived sales from 5 customers which represented 69% of net sales approximately as follows:

                                                                       % Total
           Customer                      Sales                          Sales

               A                        182,000                          17%
               B                        180,000                          17%
               C                        116,000                          11%
               D                        142,000                          13%
               E                        113,000                          11%

      STOCK OPTIONS

      The Company follows the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected to continue to account for stock options at their intrinsic value with disclosure of the effects of fair value accounting on net earnings (loss) and earnings (loss) per share on a pro forma basis.

      NET LOSS PER SHARE OF COMMON STOCK

      The Company follows the Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). SFAS No. 128 requires the presentation of both basic and diluted earnings per share.

      NEW ACCOUNTING STANDARD NOT YET ADOPTED

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liability or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

      Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

                              AUGMENT SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS



3.    ACCRUED EXPENSES

      ACCRUED EXPENSES CONSIST OF THE FOLLOWING:

                                                                 December 31,
                                                                     1998

      Consulting                                                   $  31,246
      Professional fees                                               40,051
      Severance                                                       45,000
      Interest                                                        31,057
      Other                                                           34,658
                                                                   ---------

      Total accrued expenses                                       $ 182,012
                                                                   =========

      Included in accrued expenses is an accrual of $45,000 related to a severance agreement with a former President and Chief Executive Officer of the Company.


4.    FINANCING ARRANGEMENTS

      PRIVATE PLACEMENT

      In January 1998, the Company completed a private placement of 6,180,000 shares of the Company's common stock at a price of $1.00 per share. The proceeds from the private placement less placement fees of $453,881 were approximately $4,926,000. An additional 378,910 shares were issued as part of the placement fees.

      In May 1998, the Company completed a private placement of 575,000 shares of the Company's common stock at a price of $1.00 per share. The proceeds from the private placement less placement fees of $28,200 were approximately $546,800. An additional 51,722 shares were issued as part of the placement fees.

      BRIDGE FINANCING

      In January 1998, the Company entered into bridge financing made up of 10 units each consisting of (i) a convertible promissory note in the principal amount of $50,000 bearing interest payable at maturity, at the rate of 8% per annum, which shall be converted into shares of the Company's common stock at the rate of one share of common stock per dollar loaned plus accrued interest as of the date and upon the earlier of (a) the consummation of a financing by the Company which results in net proceeds to the Company of at least $3,000,000 or
(b) June 30, 1998; and (ii) a warrant to purchase 25,000 shares of common stock at an exercise price of $1.00 per share. Gross proceeds were $500,000. The Company allocated proceeds of $47,689 to the detachable warrants and $452,131 to the promissory notes. Upon the completion of a separate private equity placement in January 1998, the above 10 units were converted into 500,000 shares of the Company's common stock. The discount on the debt for the detachable warrants of $47,689 was charged to interest expense upon conversion.

      In September 1998, the Company obtained $1,500,000 in bridge financing consisting of secured convertible promissory notes and 750,000 common stock purchase warrants. The promissory notes bear interest at the rate of 8% and are to be repaid at the earlier of July 31, 1999 or (i) any sale, pledge, assignment or disposition of any assets of the borrower (ii) any merger or consolidation of the borrower or "change of control" of the borrower or (iii) proceeds of at least $4,000,000 from the sale or issuance of any debt or equity securities or proceeds of any loans. Each warrant shall be exercisable for the number of shares equal to 50% of the principal amount of the loans. The warrants are exercisable at $.40 per share and expire five years from the date of issuance. Of the $1,500,000 in gross proceeds, the Company allocated $163,899 to the warrants and $1,336,101 to the notes. The discount on the debt is being amortized over 11 months, the anticipated term of the loan. The unamortized discount on the notes at December 31, 1998 was $104,299.

                              AUGMENT SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS


4.    FINANCING ARRANGEMENTS (concluded)

      BRIDGE FINANCING (concluded)

      In October 1997, the Company entered into a note agreement with a bank in the principal amount of $750,000, with interest at the banks prime rate plus 2% (9.75% at December 31, 1998). This loan was originally payable upon completion of financing, resulting in net proceeds of at least $5,000,000. In December 1997, the loan agreement was amended to extend the due date on the loan to February 28, 1998. In accordance with the original terms of the bridge loan, the Company issued detachable warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $3.00 per share exercisable over 5 years. In consideration of the extension granted in December 1997, the exercise price of the detachable warrants was reduced from $3.00 per share to $1.00 per share. Of the $750,000 in gross proceeds, the Company allocated $81,077 to the detachable warrants and $668,923 to the note. The discount on the debt was amortized over 5 months, the term of the extended loan. In September 1998, the Company repaid the principal balance with a portion of the proceeds from the September 1998 bridge financing. During the year ended December 31, 1998, the remaining discount of $32,431 was charged to interest expense. Accrued interest related to this bridge note of approximately $17,000 is included in current liabilities at December 31, 1998.

      In December 1997, the Company entered into bridge financing which consisted of the sale of 10 units. Each unit consisted of (i) a promissory note in the principal amount of $50,000 bearing interest payable at maturity at the rate of 8% and payable on the earlier of (a) the date of consummation of financing by the Company resulting in net proceeds of at least $3,000,000 or (b) January 30, 1998; and (ii) a warrant to purchase 50,000 shares of common stock at an exercise price of $1.00 per share and having an exercise period of 5 years. Proceeds were $500,000. The Company allocated gross proceeds of $51,852 to the detachable warrants and $448,148 to the promissory notes. The discount on the debt was amortized over 2 months, the term of the loan. During the year ended December 31, 1998, the remaining discount of $25,926 was charged to interest expense. The Company extinguished this debt by paying $200,000 in cash and converting the remaining balance into 300,000 shares the Company's common stock in conjunction with the January 1998 private placement of 6,180,000 shares of the Company's common stock at $1.00 per share.

      CONVERTIBLE PROMISSORY NOTES

      At June 30, 1996, the Company had outstanding $752,602 of convertible promissory notes issued to various stockholders of the Company during September 1995 and May 1996 in connection with a private placement, as well as $111,674 of convertible promissory notes issued (collectively referred to as the "Notes") to MTDC and First Stage in connection with the conversion of demand promissory notes issued in 1991. The Notes mature three years from date of issue and bear interest of 10 percent per annum payable at maturity or upon the earlier of redemption or conversion. The notes provided that following the public offering, any portion of the principal and interest of the Notes not so converted may be converted at the option of the holder at the offering price plus $1.33 per share. However, if the price of the common stock is at least $4.00 above the initial public offering price for a period of 10 consecutive trading days, the Company may convert any of the remaining principal and accrued interest at a price equal to $1.33 per share above the initial public offering price. On November 30, 1996, $802,018 of the outstanding convertible promissory notes and $71,488 of accrued interest, net of financing costs of $133,969, were converted into 218,374 shares of the Company's common stock at a conversion rate of $4.00 per share. Outstanding balances on these notes amounted to $20,743 at December 31, 1998.

                              AUGMENT SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS


5.    COMMITMENTS

      Leases

      The Company is obligated for rental payments under two operating leases for facilities that expire through August 2001. Rent expense under these agreements for the years ended December 31, 1998 and 1997 was approximately $522,000 and $431,000, respectively. In addition, the Company is obligated under capital leases for equipment that continue through July 2000. Future minimum payments, by year and in the aggregate, under capital leases and operating leases with initial or remaining terms of one year or more was approximately as follows at December 31, 1998:

  Year ended December 31,                  Capital Leases       Operating Leases

  1999                                        $  99,361           $   504,000
  2000                                           33,940               504,000
  2001                                                -               358,000
                                             ----------          ------------

 Total minimum lease payments                   133,301           $ 1,366,000
                                                                  ===========

 Less amount representing interest               10,000

 Present value of minimum lease payments      $ 123,301
                                              =========

      Subsequent to year end, the Company returned all equipment under capital leases and cancelled the operating leases. No amounts have been accrued by the Company as a result of canceling the operating leases. The Company is attempting to negotiate a settlement under non-cancellable capital leases and operating leases and has been released from any future obligations under one of the operating leases.

      LICENSE AGREEMENTS

      On September 27, 1995, the Company obtained a worldwide license from Radius, Inc. ("Radius") to use certain of Radius' technology in its products. In addition, the Company granted to Radius an irrevocable, perpetual, non-exclusive, worldwide, royalty-free license to any modifications to the Radius technology made by the Company. During 1998 and 1997, the Company failed to meet the unit sales requirement. As a result, the Company no longer has the exclusive right to the Radius technology and it may be licensed to other parties. Royalty expense under this license amounted to approximately $3,000 and $16,500 in 1998 and 1997, respectively.

      The Company entered into a Development and License Agreement dated August 1, 1996 with Polybus Systems Corporation ("Polybus") pursuant to which the Company obtained an irrevocable, perpetual, worldwide, nonexclusive (except as to publishing for which the license is exclusive) license to a high speed file manager software package in consideration for royalty payments. The royalties payable by the Company pursuant to the Development and License Agreement are initially $800 per server and $400 per workstation, declining in increments based upon the number of systems sold to $50 per server and $25 per workstation until the first 100,000 systems are sold by the Company. No royalties are payable after the Company sells 100,000 systems. The initial term of the Development and License Agreement is 25 years and the agreement may be terminated sooner by Polybus only in the event of a payment default by the Company. Upon termination of the Development and License Agreement, Polybus may license the software to third parties in the publishing market. The Company made advances of $0 and $109,100 pursuant to the agreement, as of December 31, 1998 and 1997, respectively. On January 22, 1999, Polybus and the Company terminated the development and license agreement and entered into a software license agreement. Under the terms of the new agreement, Polybus granted to the Company a perpetual worldwide, irrevocable, nonexclusive license to distribute Polybus Macintosh client software and the Company granted to Polybus a perpetual, irrevocable royalty free license for the Company's NT client server. Included in royalty expense is $106,000 of prepaid royalties which were written-off in the current year due to the uncertainty of future sales using the software package.

                              AUGMENT SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS


5.    COMMITMENTS (concluded)

      EMPLOYMENT CONTRACTS

      Effective January 1, 1997, the Company entered into a two-year employment agreement with Mr. Lorrin Gale, the Company's former President and Chief Executive Officer. Pursuant to such contract, Mr. Gale was paid a base salary of $125,000 and was granted incentive stock options to purchase up to 75,000 shares of common stock. Options to purchase 15,000 shares of common stock vested upon the execution of the agreement and options to purchase 30,000 shares of common stock vest on each of the first and second anniversaries of the agreement. All options have an exercise price of $4.00 per share. Pursuant to his employment agreement, Mr. Gale may not compete with the Company during the term of his employment and for one year thereafter. Mr. Gale left the Company as President and Chief Executive Officer in March 1998. In September 1998, the Company reached a settlement with Mr. Gale which required the Company to pay $150,000 in severance pay and an additional $45,000 in increments of $15,000 over three years beginning July 1999.

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

      Effective May 1998, the Company entered into a two-year employment agreement with Lawrence Liebson, the Company's President and Chief Executive Officer. Pursuant to the contract, Mr. Liebson was to be paid a base salary of $150,000 and was granted incentive stock options to purchase up to 1,763,955 shares of common stock. Options to purchase 563,881 shares of common stock vested upon execution of the agreement and options to purchase 300,019 shares vest on each of the first, second, third and fourth anniversaries of the agreement. All options had an exercise price of $1.00 per share.

      Mr. Liebson left the Company as President and Chief Executive Officer in January 1999.

      In December 1998, the Company authorized the issuance of an additional 3,592,816 shares of common stock to investors and the issuance of warrants to purchase 359,282 shares of common stock to the underwriter who participated in the January and May 1998 private placements. The issuance of the shares and warrants was pursuant to specific terms of the private placement related to missing certain revenue milestones.


6.    RELATED PARTY TRANSACTIONS

      In February 1997, the Stanley A. Young Family Limited Partnership, an entity affiliated with Stanley A. Young, a company director until June 1997, was issued, in a private placement, promissory notes in the aggregate principal amount of $50,000 and warrants to purchase 6,375 shares of common stock at an exercise price of $2.75 per share and warrants to purchase 6,375 shares of common stock at an exercise price of $4.125 per share.

      In April 1997, the Company issued to Venture Management Consultants, LLC ("Venture Management"), of which Fred L. Chanowski, a director of the Company until March 1999, is a 20% member, a promissory note in the principal amount of $200,000 in consideration for a $200,000 loan. The promissory note bears interest at 18% per annum with interest and principal payable at maturity on May 31, 1998. In May 1997, the Company issued to Venture Management a promissory note in the principal amount of $200,000 in consideration for a $200,000 loan. The promissory note bears interest at 17% per annum with interest and principal payable at maturity on June 30, 1998. In October 1997, the Company issued to Venture Management, in consideration of a $400,000 loan, a promissory note in the principal amount of $400,000 plus a warrant to purchase up to 100,000 shares of Common Stock at $3.00 per share. The promissory note bears interest at 9% per annum with interest and principal payable at maturity on the earlier of (i) December 11, 1997; or (ii) the completion of a financing by the Company. The Company subsequently repaid all three of the promissory notes

                              AUGMENT SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS


6.    RELATED PARTY TRANSACTIONS (concluded)

issued to Venture Management. In October 1997, the Company entered into a Consulting Agreement with Venture Management. In consideration for consulting services, the Company issued Venture Management a warrant to purchase up to 400,000 shares of common stock at $3.00 per share and agreed to pay consulting fees of $4,000 per month, plus out-of-pocket expenses up to $1,000 per month. Included in consulting expense in 1997 is approximately $196,000 related to these services. In October 1998, the Company cancelled the consulting agreement with Venture Management signed in October 1997 and the warrant to purchase up to 400,000 shares of common stock and entered into a new consulting agreement with Venture Management. In consideration of consulting services, the Company issued a warrant to purchase up to 500,000 shares of common stock at $1.00 per share. Included in consulting expense for 1998 is approximately $17,000 related to these warrants.

      In January 1998, Leventhal Paget LLC, of which Jeffrey Leventhal, a director of the Company until March 1999, is a member, purchased 200,000 shares of Common Stock for $200,000 in a private placement of the Company's Common Stock.


7.    INCOME TAXES

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

      At December 31, 1998 the Company had a gross deferred tax asset of $8,457,000 related to a net operating loss carryforward, for which a valuation allowance of $8,457,000 was recorded. The Company had no deferred tax liability at December 31, 1998. The current year increase in the deferred tax asset and the related valuation allowance of $2,957,000 was primarily attributable to the increase in the deferred asset related to the net operating loss carryforward.

      Due to operating losses generated, there is no provision for federal and state income taxes for the years ended December 31, 1998 and December 31, 1997.

      The difference between the effective tax rate and the United States federal rate of 34 percent for the years ended December 31, 1998 and December 31, 1997 relates to the limitations applicable to the recognition of tax benefits from the net operating losses.

      At December 31, 1998, the Company had a net operating loss carryforward for federal income tax purposes of approximately $20,300,000 which expires in 2012. Net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in the ownership interests of significant stockholders over a three year period in excess of 50 percent. As a result of the change in ownership of the Company in June 1995, the ultimate utilization of the Company's net operating losses were substantially eliminated as of June 30, 1995. As a result of the changes in ownership of the Company in June 1996, May 1997, January 1998 and May 1998, the ultimate utilization of the Company's net operating losses are expected to be limited.

                              AUGMENT SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS



8.    CAPITAL STOCK

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

      COMMON STOCK

      In June 1998, the Board of Directors' approved an increase in the number of authorized shares of common stock from 30,000,000 shares to 50,000,000 shares.

      In March 1997, the Company issued 47,807 shares of common stock in connection with the exercise of a warrant to purchase common stock for $1.507 per share.

      In May 1997, the Company issued 1,800,000 shares of common stock in connection with an initial public offering.

      In April 1997, the Board of Directors declared a three-for-four reverse stock split of the Company's common stock. All common stock, common stock options and per share information disclosed in the financial statements and notes thereto have been adjusted to give effect for this stock split.

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

      At December 31, 1998, 4,800,000 shares of common stock were reserved for issuance under outstanding stock options and 7,501,681 shares were reserved for issuance under warrants.

      WARRANTS

      In January 1998, in connection with a $500,000 bridge financing, the Company issued promissory notes with a stated principal of $500,000 and warrants to purchase up to 250,000 shares at $1.00 per share.

      In January 1998, in connection with a $6,180,000 private placement of the Company's common stock, the Company issued 378,910 shares of common stock, to the underwriter and 4 of its designees. The shares of common stock were issued in lieu of cash compensation payments to the underwriter.

      In May 1998, in connection with a $575,000 private placement of the Company's common stock, the Company issued warrants for the purchase of up to 62,673 shares of common stock to the underwriter and 4 of its designees. These warrants have an exercise price of $1.00 per share; rights to purchase shares granted by these warrants will expire May 30, 2003.

8.    CAPITAL STOCK (concluded)

      WARRANTS (concluded)

      In September 1998, in connection with a $1,500,000 bridge financing, the Company issued secured promissory notes with a stated principal of $1,500,000 and warrants to purchase up to 750,000 shares of the Company's common stock at $.40 per share.

      In September 1998, in connection with the execution of a consulting agreement and securing of $1,500,000 the Company issued warrants to purchase 1,000,000 shares of the Company's common stock to an underwriter and 4 of its designees. These warrants have an exercise price of $.40 per share; rights to purchase shares granted by these warrants will expire on September 30, 2003.

      In October 1998, the Company cancelled warrants to purchase up to 400,000 in common stock associated with a consulting agreement and entered into a new consulting agreement by issuing warrants to purchase 500,000 shares of the Company's common stock at $1.00 per share expiring in October 2003.

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

      In December 1998, the Board of Directors authorized the issuance of warrants to purchase 359,282 shares of common stock to the underwriter involved in private placements of the Company's common stock during January 1998 and May 1998. The issuance of the warrants was pursuant to specific terms of the private placement relating to missing certain revenue milestones. As of April 1999, the Company has not issued those warrants.

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

                              AUGMENT SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS


9.    STOCK OPTION PLAN

      In July 1995, the Company adopted its 1995 Stock Option Plan. Under this plan, the Board of Directors, at their discretion, can issue either incentive stock options or nonqualified options to employees and nonqualified options to consultants, directors or other nonemployees.

      Incentive stock options may not be granted at a price less than the fair market value of the shares at the grant date (or less than 110% of fair market value in the case of employees or officers holding 10% or more of the voting stock) while the nonqualified options may be granted at a price determined by the Board of Directors except that the Company has agreed with the Underwriters not to grant any nonqualified options at a price lower than 85% of the fair market value of the shares at the date of the grant. All grants as of December 31, 1998 were at fair market value or greater. The options generally vest 10% after 30 days from the date of grant and the balance ratably over a period of four years. Incentive stock options granted under the plan expire not more than 10 years from the date of grant and not more than five years in the case of incentive stock options granted to an employee or officer holding 10% or more of the voting stock of the Company. All options not exercised at the end of the vesting period automatically expire. The aggregate number of shares which may be granted under this plan may not exceed 4,800,000 shares.

      Changes in options outstanding under the 1995 Stock Option Plan are summarized as follows:

                                                                Weighted-Average
                                              Shares             Exercise Price

Balance, December 31, 1996                     304,589                 $2.14
Granted                                        223,813                  3.82
Exercised                                            -                     -
Cancelled or expired                          (153,918)                 3.09
                                             ---------                ------

Balance, December 31, 1997                     374,484                  2.58
Granted                                      2,492,260                  1.00
Exercised                                            -                     -
Cancelled or expired                          (601,124)                 1.87
                                             ---------                ------

Balance, December 31, 1998                   2,265,620                 $1.04
                                             =========                 =====

      The following table summarizes information about stock options outstanding at December 31, 1998:

                                   Options Outstanding
                         -------------------------------------
                                                    Weighted-
                                 Number               Average         Weighted-
Range of                    Outstanding at         Remaining           Average
Exercise                      December 31,         Contractual         Exercise
Prices                           1998              Life (years)         Price
--------------------------------------------------------------------------------
 $1.00                         2,187,439               4.4               $ 1.00
  1.51                            64,541               2.0                 1.51
  2.09                             2,390               2.8                 2.09
  3.00                            11,250               3.5                 3.00
---------------               ----------               ---              -------

 $1.00-   $3.00                2,265,620               4.3               $ 1.04
 ====== =======               ==========               ===               ======

                              AUGMENT SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS



9.    STOCK OPTION PLAN (concluded)

                               Options Exercisable
                    ---------------------------------------
                                     Number                        Weighted-
Range of                         Exercisable at                    Average
Exercise                          December 31,                     Exercise
Prices                               1998                              Price
--------------------------------------------------------------------------

$1.00                               782,830                           $1.00
 1.51                                49,214                            1.51
 2.09                                 1,404                            2.09
 3.00                                 4,782                            3.00
---------------                     --------                          ------

$1.00-   $3.00                      838,230                           $1.03
====== =======                     ========                           =====

      The Company follows the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". The Company has elected to continue to account for stock options at intrinsic value with disclosure of the effects of fair value accounting on net income (loss) and earnings (loss) per share on a pro forma basis. Had compensation costs for the stock option plans been determined using the fair value method, the Company's pro forma net loss and loss per share would have been as follows:

                                                       December 31,
                                             ----------------------------------
                                                 1998                 1997
                                             ----------------------------------
  Net loss                   As reported     $ (7,239,529)        $ (9,380,055)
                             Pro forma       $ (7,814,319)        $ (9,480,378)

  Basic and diluted loss
    per share                As reported     $      (0.65)        $     (2.31)
                             Pro forma       $      (0.70)        $     (2.33)


      Pro forma compensation cost may not be representative of that to be expected in future years.

      The Company has computed the pro forma disclosures required under SFAS No. 123 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average assumptions used for the year ended December 31, 1998 are as follows: risk free interest rates range of 5.67%, expected dividend yield of 0% and expected option life of 60 months; and expected volatility of 50%. The weighted average assumptions used for the year ended December 31, 1997 are as follows: risk free interest rate ranging from 5.97% to 6.33%, expected dividend yield of 0% and expected option life of 60 months; and expected volatility of 46.5%. The weighted average fair value of all options granted during the years ended December 31, 1998 and December 31, 1997 were $0.51 and $1.07, respectively.

10.   NET LOSS PER SHARE OF COMMON STOCK

      The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, issued by the Financial Accounting Standards Board. Under SFAS No. 128, the basic and diluted net loss per share of common stock for the years ended December 31, 1998 and December 31, 1997 is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

      The weighted average number of common shares outstanding is summarized as follows:

                                                             December 31,
                                                         -------------------
                                                         1998           1997
                                                         ----           ----
 Denominator for basic and diluted loss per share:
   Weighted average common stock
     shares outstanding                               11,102,306      4,062,360

      The  Company's   convertible   preferred   stock  and  other   convertible
instruments are not considered outstanding for the diluted calculation since their effect is antidilutive.


11.   INITIAL PUBLIC OFFERING

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


12.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                December 31,
                                                             1998         1997

Supplemental schedule of cash payments:
Cash paid for interest                                   $        -    $ 180,549

Supplemental schedule of noncash financing
and investing activities:
    Conversion of bridge financing into common stock        300,000            -
    Conversion of notes payable into common stock           500,000            -
    Debt discount paid in warrants                          211,588            -
    Financing fees paid in warrants                          34,668            -
    Consulting expense paid with warrants                    17,138      271,950
    Property and equipment acquired by
      capital lease obligations                                   -      105,713