Form 10QSB
period 1999-03-31
AUGMENT SYSTEMS INC
filed 1999-05-28
CIK 1004605

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
                         -------

                              AUGMENT SYSTEMS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           DELAWARE                                     04-3089539
--------------------------------                    -------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

 790 Turnpike Street North Andover, MA                           01845
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

                                  978-725-8156
              -----------------------------------------------------
              (Registrant's telephone number, including area code)

Transitional Small Business Disclosure Format:
         Yes                 No  X
             ---                ---
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days. YES  X   NO
                                             ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of Stock, as of the latest practicable date: As of May 11, 1998,


                  Class                              Outstanding at May 15, 1999
--------------------------------------               ---------------------------
Common Stock, $.01 par value per share                        11,898,952


================================================================================

                              AUGMENT SYSTEMS, INC.

                                      INDEX


                                                                           PAGES
                                                                           -----
PART I            FINANCIAL INFORMATION

         Item 1          Financial Statements

                         Balance Sheets as of December 31, 1998
                                   and March 31, 1999                          3

                         Results of Operations for the three months
                           ended March 31, 1999 and 1998                       4

                         Statements of Cash Flows for the three months
                           ended March 31, 1999 and 1998                       5

                         Notes to Financial Statements                       6-7

         Item 2          Management's Discussion and Analysis of
                           Financial Condition and Results of Operations    8-10

PART II           OTHER INFORMATION

         Item 1          Legal Proceedings                                    11
         Item 2          Changes in Securities                                11
         Item 3          Defaults Upon Senior Securities                      11
         Item 4          Submission of Matters to a Vote of Security-Holders  11
         Item 5          Other Information                                    11
         Item 6          Exhibits and Reports on Form 8-K                     11

         Signatures                                                           12

                              AUGMENT SYSTEMS, INC.
                                 Balance Sheets

                                                                                  March 31,             December 31,
                                                                                ------------------------------------
                                                                                    1999                    1998
                                                                                 (unaudited)             (audited)
                                                                                --------------       ---------------
                                     ASSETS

Current Assets:
         Cash                                                                   $       24,709       $       187,815
         Accounts receivable, net of allowance
         for doubtful accounts of  $331,628                                                  -
         Inventory, net of allowance of $326,455                                             -
         Prepaid expenses                                                                1,500                27,936
         Assets held for sale                                                           10,000                75,000
                                                                                   -----------              --------

                  Total assets                                                  $       36,209        $      290,751
                                                                                ==============        ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
         Accounts payable                                                       $      222,125         $     377,935
         Accrued expenses                                                              105,655               182,012
         Bridge financing                                                            1,395,701             1,395,701
         Convertible promissory notes                                                    5,339                20,743
         Current portion of capital lease obligations                                  123,301               123,301
                                                                                --------------          ------------

                  Total liabilities                                                  1,852,121             2,099,692

Commitments
Stockholders' Equity (deficit):
         Common stock, $.01 par value; 30,000,000 shares authorized; 11,898,951 shares issued and outstanding at March 31, 1999, and December 31, 1998,
         respectively                                                                  118,989               118,989
         Additional paid-in capital                                                 21,750,867            21,750,867
         Accumulated deficit                                                       (23,685,768)          (23,678,797)
                                                                                   ----------------------------------
                  Total stockholders' equity (deficit)                              (1,815,912)           (1,808,941)
                                                                                   -------------         ------------
Total liabilities and stockholders' equity                                         $     36,209         $    290,751
                                                                                   =============         ============



    The accompanying notes are an integral part of the financial statements.

                              AUGMENT SYSTEMS, INC.
                            Statements of Operations

                                                               Three Months Ended
                                                        March 31,                 March 31,
                                                          1999                      1998
                                                       -----------               -----------
                                                       (unaudited)               (unaudited)

NET SALES                                          $        -              $        475,514
COST OF SALES                                               -                        229,399
                                                       -------------             -----------
GROSS MARGIN                                                -                        246,115
OPERATING EXPENSES:
Research and development                                    -                        701,713
         General and administrative                       199,469                    228,933
         Sales and marketing                                -                        723,679
                                                      ------------               ------------
                  Total operating expenses                199,469                  1,654,325
                                                      ------------               ------------
LOSS FROM OPERATIONS                                     (199,469)                (1,408,210)
                                                      ------------               ------------

OTHER INCOME (expense):
         Net income (expense)                             192,498                    (23,943)
                                                       ----------                ------------
                  Total other expense, net                192,498                    (23,943)
                                                       ----------                ------------
NET INCOME (loss)                                   $     (6,971)                $(1,432,153)
                                                    =============                ============

NET LOSS PER COMMON SHARE:
         Basic                                      $      0.0006               $      (0.65)
                                                    =============               =============
         Diluted                                    $      0.0006               $      (0.65)
                                                    =============               =============




    The accompanying notes are an integral part of the financial statements.

                              AUGMENT SYSTEMS, INC.
                            Statements of Cash Flows


                                                                           Three Months Ended
                                                                    March 31,                 March 31,
                                                                      1999                       1998
                                                                  ------------              ------------
Cash flows from operating activities:
         Net loss                                                 $  (6,971)                 $(1,432,153)
         Adjustments to reconcile net loss to net cash
             used in operating activities:
                  Loss on disposal of fixed assets                     -                           -
                  Depreciation and amortization                        -                          65,740
         Changes in operating assets and liabilities:
                  Accounts receivable                                  -                        (280,279)
                  Inventories                                          -                         199,075
                  Prepaid expenses                                   91,436                        1,206
                  Accounts payable                                 (155,810)                  (1,054,312)
                  Accrued expenses                                  (91,761)                    (309,495)
                                                                   ---------                    ---------
                       Net cash used for operating activities      (163,106)                  (2,810,218)

Cash flows from investing activities:
         Capital expenditures                                          -                         (14,633)
                                                                   -----------               ------------
                      Net cash provided by  (used for)
                                   investing activities                -                         (14,633)

Cash flows from financing activities:
         Proceeds from issuance of common stock                        -                       4,951,181
         Proceeds from bridge financing                                -                         500,000
         Repayment on bridge financing                                 -                        (200,000)
                                                                   -----------                -----------
                           Net cash provided by financing activities   -                       5,251,181
                                                                   -----------                ----------
                           Net increase (decrease) in cash           (163,106)                 2,426,330
                                                                   -----------                ----------
                           Cash at beginning of period                187,815                     47,224
                                                                   -----------                ----------
                           Cash at end of period                   $   24,709                 $2,473,554
                                                                   -----------                ----------



    The accompanying notes are an integral part of the financial statements.

                              AUGMENT SYSTEMS, INC.

                           NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1999

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

         Prior to January 15, 1999, Augment Systems, Inc., (the "Company") designed, developed and sold fibre channel based network file server systems designed to increase data transfer and file storage on computer networks. In September 1998, the Company obtained $1,500,000 in bridge financing of secured convertible promissory notes and common stock purchase warrants, in anticipation of private placement of the Company's Common Stock. The Company used a portion of the proceeds of the bridge financing to repay in full its indebtedness to a major lending institution. In November 1998, the Company was informed by the investment bank that provided the bridge financing, that they would be unable to secure the additional funding required to repay the outstanding bridge loan and provide the Company with the necessary working capital to support implementation of its business plan and ongoing operations. The Company began to seek alternative financing, but, was unable to secure the funds or a commitment for the additional funding necessary to maintain ongoing operations and transition its products from a proprietary platform to standard hardware and software. While the Company experienced initial success with the introduction of its products to customers, long-term viability was dependent in part, on migrating its technology to standard hardware and software. However, without additional capital, the Company was unable to complete research and development, maintain a sales force and requisite administrative support.

         On January 15, 1999, the Board of Directors elected to discontinue all ongoing operations, layoff all but one of its employees, seek buyers for its technology and inventory and look for a merger partner. The Company has ceased sales, marketing and distribution of its products. On March 31, 1999, two of the remaining three members of the Board of Directors resigned to pursue other interests. As of May 15, 1999, the Company's Chief Financial Officer, and only active board member, was engaged in the disposition of assets, settlement of outstanding debts, sale of the Company's technology, and exploration of potential mergers. There are substantial risks that the Company will not be able to settle its debts or find a suitable merger transaction. The Company may be compelled to voluntarily file for bankruptcy or be forced by its creditors into an involuntarily bankruptcy.

         The accompanying unaudited financial statements are presented in accordance with the requirements for Form 10-QSB and do not include all the disclosures required by generally accepted accounting principles for complete financial statements. Reference should be made to the Company's Form 10-KSB for the fiscal year ended December 31, 1998 for additional disclosures including a summary of the Company's accounting policies.

         In the opinion of management of the Company, the financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position of Augment Systems, Inc. The results of operations for the three-month period ended March 31, 1999 or any other interim period, are not necessarily indicative of the results to be expected for the full year.


2.   NET LOSS PER SHARE OF COMMON STOCK

         The  Company  follows  Statement  of  Financial   Accounting  Standards
("SFAS") No. 128, Earnings per Share, issued by the Financial Accounting Standards Board.

                              AUGMENT SYSTEMS, INC.

                           NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1999



3.       STOCKHOLDERS' EQUITY

         In December 1998, the Board of Directors authorized the issuance of an additional 3,592,816 shares of Common Stock to 66 accredited investors who participated in private placements of the Company's Common Stock during January and May 1998. The issuance of the shares was pursuant to specific terms of the private placement relating to missing certain revenue milestones. As of May 15, 1999, the Company had not issued those shares.

         In December 1998, the Board of Directors authorized the issuance of warrants to purchase 359,282 shares of Common Stock to the underwriter involved in private placements of the Company's Common Stock during January 1998 and May 1998. The issuance of the warrants was pursuant to specific terms of the private placement relating to missing certain revenue milestones. As of May 15, 1999, the Company had not issued those warrants.

                              AUGMENT SYSTEMS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 30, 1998

INTRODUCTION

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

RESULTS OF OPERATIONS

During the three month period ended March 31, 1999 the Company recognized no revenues as compared to $475,514 revenues recognized during the three months ended March 31, 1998. The Company does not anticipate shipping any product for the foreseeable future and is concentrating its efforts on the disposition of assets, settlement of outstanding debts, sale of the Company's technology, and exploration of potential mergers.

The Company recognized a net loss of approximately $7,000 for the three-month period ending March 31, 1999 as compared to a loss of $1,432,153 for the three-month period ended March 31, 1998. The recognition of net income is the result of settling debts with creditors below the amount recognized at the time of indebtedness.

Research and development costs for the three-month period ended March 31, 1999 were $0 as compared to the three-month period ended March 31, 1998 of $701,713. The Company is currently not conducting any research and development activities and does not anticipate any such efforts in the foreseeable future.

General and administrative costs for the three-month period ended March 31, 1999 were $164,469 as compared to $228,933 for the three-month period ended March 31, 1998. The decrease is a result of a reduction of headcount during the first quarter of 1999. The Company currently has one employee and expects further reductions in spending, as the first quarter results include severance pay.

Selling and marketing costs for the three-month period ended March 31, 1999 were $0 as compared to $723,679 for the three-month period ended March 31, 1998. The Company is currently not conducting any sales and marketing activities and does not anticipate any such efforts in the foreseeable future.

The Company currently has 1 full-time employee engaged in the disposition of assets, settlement of outstanding debts, sale of the Company's technology, and exploration of potential mergers.

YEAR 2000

         Certain computer programs and microprocessors use two digits rather than four to define the applicable year. Any computer program that has date-sensitive software and microprocessors may recognize a date using "00" as the year 1900 rather than 2000. This phenomenon could cause a disruption of the Company's operations, including, among other things, a temporary inability to send invoices, or engage in similar normal business activities. Management believes the Company is substantially year 2000 compliant with respect to its administration, and general operations. Prior to purchasing any new equipment or software, it is Company policy to ensure that the specifications include year 2000 compliance. However, there can be no guarantee that the systems of other companies on which the Company's system will rely will be converted on a timely basis or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material impact on the Company. Based on its current assessment, management believes that year 2000 compliance will not have a material adverse impact on the future operations of the Company. In addition, the Company believes that its products are year 2000 compliant and does not anticipate any claims relating thereto.

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


         In September 1998, the Company obtained $1,500,000 in bridge financing of secured convertible promissory notes and common stock purchase warrants. The Company used a portion of the proceeds of the bridge financing to repay in full its indebtedness to Fleet National Bank. The convertible promissory notes were due and payable upon the earlier of the closing of a financing of a minimum of $4,000,000 or in September 1999. In November 1998, the Company was informed by the investment bank, that provided the bridge financing, that they would be unable to secure the additional funding required to repay the outstanding bridge loan and provide the Company with the necessary working capital to support its business plan and ongoing operations. The Company began to seek alternative financing, but , was unable to secure the funds necessary. On January 15, 1999, the Board of Directors decided to shut down operations, lay-off all but one of its employees, liquidate assets, seek buyers for the Company's technology and look for merger partners.

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

                           PART II. OTHER INFORMATION



Item 1.           Legal Proceedings
                  -----------------
                  None

Item 2.           Changes in Securities
                  ---------------------
                  None

Item 3.           Defaults Upon Senior Securities
                  -------------------------------
                  None

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
                  None

Item 5.           Other Information
                  -----------------
                  None

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------


                  (a) There were no Form 8-Ks filed during the quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AUGMENT SYSTEMS, INC.



Date: May 15, 1999             By: /s/      Duane A. Mayo
                                 -----------------------------------------------
                                 Duane A. Mayo
                                 Chief Financial Officer, Treasurer and Director (Principal Financial & Accounting Officer)