Form 10QSB
period 1999-06-30
AUGMENT SYSTEMS INC
filed 1999-08-16
CIK 1004605

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

For the quarterly period ended June 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of Stock, as of the latest practicable date: As of August 15, 1999,


                  Class                              Outstanding at Aug 15, 1999
--------------------------------------               ---------------------------
Common Stock, $.01 par value per share                        11,898,952

================================================================================

                              AUGMENT SYSTEMS, INC.

                                      INDEX

                                                                                 PAGES
                                                                                 -----
PART I            FINANCIAL INFORMATION

         Item 1            Financial Statements

                           Balance Sheets as of December 31, 1998
                                     and June 30, 1999                              3

                           Results of Operations for the three months and
                             Six months ended June 30, 1999 and 1998                4

                           Statements of Cash Flows for the three months
                             and six months ended June 30, 1999 and 1998            5

                           Notes to Financial Statements                           6-8

         Item 2            Management's Discussion and Analysis of
                             Financial Condition and Results of Operations         9-11

PART II           OTHER INFORMATION

         Item 1            Legal Proceedings                                        12
         Item 2            Changes in Securities                                    12
         Item 3            Defaults Upon Senior Securities                          12
         Item 4            Submission of Matters to a Vote of Security-Holders      12
         Item 5            Other Information                                        12
         Item 6            Exhibits and Reports on Form 8-K                         12

         Signatures                                                                 13


                              AUGMENT SYSTEMS, INC.
                                 Balance Sheets

                                                                                      June 30,            December 31,
                                                                                        1999                 1998
                                                                                        ----                 ----
                                                                                     (unaudited)

                                     ASSETS
Current Assets:
         Cash                                                                        $    103,683          $    187,815
         Accounts receivable, net of allowance
         for doubtful accounts of  $331,628                                                    -
         -    Inventory, net of allowance of $326,455                                                        -
         -
         Prepaid expenses                                                                   1,500                27,936
         Assets held for sale                                                               2,500                75,000
                                                                                     ------------          ------------

                  Total assets                                                       $    107,683         $     290,751
                                                                                     ============         =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
         Accounts payable                                                            $     65,500          $    377,935
         Accrued expenses                                                                 135,000               182,012
         Bridge financing                                                               1,500,000             1,395,701
         Convertible promissory notes                                                       7,252                20,743
         Current portion of capital lease obligations                                      46,760               123,301
                                                                                     ------------          ------------
                  Total liabilities                                                     1,754,512             2,099,692

Commitments
Stockholders' Equity (deficit):
         Common stock, $.01 par value; 50,000,000 shares authorized; 11,898,951 shares issued and outstanding at June 30, 1999, and December 31, 1998,
         respectively                                                                     118,989           118,989
         Additional paid-in capital                                                    21,750,867        21,750,867
         Accumulated deficit                                                          (23,516,685)       (23,678,797)
                                                                                      -------------------------------
                  Total stockholders' equity (deficit)                                 (1,646,829)          (1,808,941)
                                                                                     -------------         ------------
Total liabilities and stockholders' equity                                           $    107,683     $     290,751
                                                                                     =============     =============


    The accompanying notes are an integral part of the financial statements.

                              AUGMENT SYSTEMS, INC.
                            Statements of Operations


                                                     Three Months Ended            Six Months Ended
                                                           June 30,                     June 30,
                                                     1999              1998      1999             1998
                                                     ----------------------      ---------------------
Sales                                             $  175,000     $   330,464    $  175,000    $  805,978
Cost of sales                                              -         140,356             -       369,755
                                                  ----------     -----------    ----------    ----------
Gross margin                                         175,000         190,108       175,000       436,223
Operating expenses:
         Research and development                          -         697,443             -     1,417,466
         General and administrative                   35,500         477,081       234,969       706,014
Sales and marketing                                        -         482,771             -     1,206,450
                                                  ----------      ----------    ----------     ---------
                  Total cost and expenses         $  139,500     $ 1,657,295    $  234,969   $ 3,329,930
                                                  ----------     -----------    -----------    ---------
Profit (loss) from operations                     $  139,500     $(1,467,187)   $  (59,969)  $(2,893,707)
                                                  ----------     ------------   -----------    ----------

Other income (expense):
         Net interest expense                     $   29,583     $    (2,244)   $  222,081   $   (26,187)
                                                  ----------     ------------   ----------   ------------
                  Total other expense, net        $   29,583     $    (2,244)   $  222,081   $   (26,187)
                                                  ----------     ------------   ----------   ------------

Net profit (loss)                                 $  169,083     $(1,469,431)   $  162,112   $(2,919,894)
                                                  ----------     ------------   ----------   ------------


Net profit (loss) per common share                       .01           (0.13)          .01         (0.28)

Weighted average common and common                11,898,952       11,485,824   11,898,952    10,318,545
equivalent shares outstanding


                              AUGMENT SYSTEMS, INC.
                            Statements of Cash Flows


                                                                            Six Months Ended
                                                                       June 30,         June 30,
                                                                         1999             1998
                                                                         ----             ----
Cash flows from operating activities:
         Net profit (loss)                                             162,112        (2,919,894)
Adjustments to reconcile net loss to net cash
             used in operating activities:
                  Depreciation and amortization                           --             136,516
         (Increase) decrease in operating assets and liabilities:
Accounts receivable                                                       --            (418,974)
                  Inventory                                               --             189,633
                  Other assets                                          98,936          (267,873)
                  Accounts payable                                    (312,435)       (1,164,041)
                  Accrued expenses                                    ( 32,745)         (626,698)
                                                                      ---------         ---------
                           Net cash used in operating activities      ( 84,132)       (5,071,331)
                                                                      ---------       -----------

Cash flows from investing activities:
         Purchase of property and equipment                                 --           (41,677)
                                                                      ---------       -----------
                           Net cash used for investing activities           --           (41,677)
                                                                      ---------       -----------

Cash flows from financing activities:
         Proceeds from issuance of common stock                             --         5,967,736
         Proceeds from issuance of short-term promissory notes              --               --
         Proceeds from bridge financing                                     --           500,000
         Repayment of bridge financing                                      --          (200,000)
                           Net cash provided by financing activities        --         6,267,736
                                                                      ---------        ----------
Net increase (decrease) in cash                                        (84,132)        1,154,728
                                                                      ---------        ----------
Cash at beginning of period                                            187,815            47,224
                                                                      ---------        ----------
Cash at end of period                                                  103,683         1,201,952
                                                                      ---------        ----------



    The accompanying notes are an integral part of the financial statements.

                              AUGMENT SYSTEMS, INC.

                           NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1999

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

         On January 15, 1999, the Board of Directors of the Company elected to discontinue all ongoing operations, layoff all but one of its employees, seek buyers for its technology and inventory and look for a merger partner. The Company has ceased sales, marketing and distribution of its products. On March 31, 1999, two of the remaining three members of the Board of Directors resigned to pursue other interests. As of August 15, 1999, the Company's Chief Financial Officer, and only active board member, was engaged in the disposition of assets, settlement of outstanding debts, sale of the Company's technology, and exploration of potential mergers. There are substantial risks that the Company will not be able to settle its debts or find a suitable merger transaction. The Company may be compelled to voluntarily file for bankruptcy or be forced by its creditors into an involuntarily bankruptcy.

         On June 22, 1999, the Company signed a letter of intent with Bring Luck Holdings Limited ("BLH"). Under the terms of the letter of intent, the Company will sell to BLH, Series A Convertible Preferred Stock of the Company. Upon conversion of the Preferred Stock, BLH will own 85% of the Company on a fully diluted basis. The BLH transaction is subject to the execution of a definitive agreement.

         Bring Luck Holdings Limited is a manufacturer and distributor for a family of audio-visual products under the "MIYAKO" brand name. The MIYAKO products are sold primarily in the Far East and include products such as VCD players, DVD players, mini TVs, color televisions, air conditioners and other electronic appliances. BLH plans on broadening its product offerings and expanding its sales channel for distribution of its products into the United States and Europe. Upon completion of this transaction, BLH will seek relisting with NASDAQ. It is anticipated that this transaction would be completed by the end of the third quarter in 1999.

                              AUGMENT SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1999


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

         In the opinion of management of the Company, the financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position of Augment Systems, Inc. The results of operations for the three-month and six-month period ended June 30, 1999 or any other interim period, are not necessarily indicative of the results to be expected for the full year.



2.   NET LOSS PER SHARE OF COMMON STOCK

         The  Company  follows  Statement  of  Financial   Accounting  Standards
("SFAS") No. 128, Earnings per Share, issued by the Financial Accounting Standards Board.



3.   STOCKHOLDERS' EQUITY

         In December 1998, the Board of Directors authorized the issuance of an additional 3,592,816 shares of Common Stock to sixty-six (66) accredited investors who participated in private placements of the Company's Common Stock during January and May 1998. The issuance of the shares was pursuant to specific terms of the private placement relating to missing certain revenue milestones. As of August 15, 1999, the Company had not issued those shares.

         In December 1998, the Board of Directors authorized the issuance of warrants to purchase 359,282 shares of Common Stock to the underwriter involved in private placements of the Company's Common Stock during January 1998 and May 1998. The issuance of the warrants was pursuant to specific terms of the private placement relating to missing certain revenue milestones. As of August 15, 1999, the Company had not issued those warrants.

                              AUGMENT SYSTEMS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         THREE AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1998


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

         On June 22, 1999, the Company signed a letter of intent with Bring Luck Holdings Limited ("BLH"). Under the terms of the letter of intent, the Company will sell to BLH, Series A Convertible Preferred Stock of the Company. Upon conversion of the Preferred Stock, BLH will own 85% of the Company on a fully diluted basis. The BLH transaction is subject to the execution of a definitive agreement.

         Bring Luck Holdings Limited is a manufacturer and distributor for a family of audio-visual products under the "MIYAKO" brand name. The MIYAKO products are sold primarily in the Far East and include products such as VCD players, DVD players, mini TVs, color televisions, air conditioners and other electronic appliances. BLH plans on broadening its product offerings and expanding its sales channel for distribution of its products into the United States and Europe. Upon completion of this transaction, BLH will seek relisting with NASDAQ. It is anticipated that this transaction would be completed by the end of the third quarter in 1999.

RESULTS OF OPERATIONS

During the three and six-month period ended June 30, 1999, the Company recognized $175,000 in revenues as compared to $330,464 and $805,978 in revenues for the three and six-month period ended June 30, 1998. The Company does not anticipate shipping any product for the foreseeable future and is concentrating its efforts on the disposition of assets, settlement of outstanding debts, sale of the Company's technology, and exploration of potential mergers. The revenues recognized by the Company during the first six months of 1999 were the result of a sale of software license rights to Avid Technologies. The Company does not anticipate any additional sales of software to Avid or any other third party.

The Company recognized a net income of approximately $169,083 and $162,112 for the three and six-month period ending June 30, 1999 as compared to a net loss of $1,469,431 and $2,919,894 for the three and six months ended June 30, 1998, respectively. The recognition of net income is the result of settling debts with creditors below the amount recognized at the time of indebtedness, and a one-time sale of software license to Avid Technologies.

Research and development costs for the three and six-month periods ended June 30, 1999 were $0 as compared to $697,443 and $1,417,466, respectively, the three and six-month periods ended June 30, 1998. The Company is currently not conducting any research and development activities and does not anticipate any such efforts in the foreseeable future.

General and administrative costs for the three and six-month periods ended June 30, 1999 were $35,000 and $234,969, respectively, as compared to $477,081 and $706,014, respectively, for the three and six-month periods ended June 30, 1998. The decrease is a result of a reduction of headcount during the first quarter of 1999. The Company currently has one employee and expects further reductions in spending, as the first quarter results include severance pay.

Selling and marketing costs for the three and six-months period ended June 30, 1999 were $0 as compared to $482,771 and $1,206,450, respectively, for the three and six-month periods ended June 30, 1998. The Company is currently not conducting any sales and marketing activities and does not anticipate any such efforts in the foreseeable future.

The Company currently has one full-time employee engaged in the disposition of assets, settlement of outstanding debts, sale of the Company's technology, and exploration of potential mergers.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations since October 1995, principally from a combination of debt and equity financings totaling approximately $22,975,000. Prior to May 1997, the Company issued convertible promissory notes in the aggregate principal amount of approximately $864,000. Approximately $802,000 of the principal balance of these notes plus accrued interest was converted into shares of Common Stock in November 1996 at a conversion price of $4.00 per share. In December 1996 and February 1997, the Company raised gross proceeds of $3,585,000 in a private placement of promissory notes and common stock purchase warrants. The promissory notes, bearing interest at 12% per annum, were repaid from the proceeds of its initial public offering. In addition, from September 1995 through August 1996, the Company issued 1,653,623 shares of its Common Stock for approximately $3,372,000 in gross proceeds.

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

         These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is dependent on its ability to settle substantially all debts with creditors, attract purchasers of the Company's technology and attract potential merger partners, which will undoubtedly result in substantial dilution to existing shareholders. Although the Company has effectively ceased operations, there are numerous secured and unsecured creditors who could commence litigation against the Company.

         The Company is authorized to issue up to 50,000,000 shares of its Common Stock and up to 2,000,000 shares of Preferred Stock. As of August 15, 1999, there were 11,898,952 shares of the Company's Common Stock issued and outstanding and no Preferred Stock issued and outstanding. The Company is obligated to issue additional 3,592,816 shares of Common Stock to certain investors who participated in private placements of the Company's Common Stock during January 1998 and May 1998. The shares had been authorized for issuance by the Board of Directors during 1998.

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

                  (a) There were no Form 8-Ks filed during the quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AUGMENT SYSTEMS, INC.



Date: August 15, 1999            By: /s/Duane A. Mayo
                                    --------------------------------------------
                                 Duane A. Mayo
                                 Chief Financial Officer, Treasurer and Director
                                 (Principal Financial & Accounting Officer)