Form 10QSB
period 1999-09-30
AUGMENT SYSTEMS INC
filed 1999-11-15
CIK 1004605

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

For the quarterly period ended September 30, 1999

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
              (Registrant's telephone number, including area code)

Transitional Small Business Disclosure Format:
         Yes                 No  X
             ---                ---
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days. YES  X   NO
                                             ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of Stock, as of the latest practicable date: As of August 15, 1999,


              Class                             Outstanding at November 15, 1999
--------------------------------------          --------------------------------
Common Stock, $.01 par value per share                        11,898,952

================================================================================

                              AUGMENT SYSTEMS, INC.

                                      INDEX



                                                                                 PAGES
                                                                                 -----


PART I            FINANCIAL INFORMATION

         Item 1            Financial Statements

                           Balance Sheets as of December 31, 1998
                                     and September 30, 1999                        3

                           Results of Operations for the three months and
                             Nine months ended September 30, 1999 and 1998         4

                           Statements of Cash Flows for the three months
                             And nine months ended September 30, 1999 and 1998     5

                           Notes to Financial Statements                           6-8

         Item 2            Management's Discussion and Analysis of
                             Financial Condition and Results of Operations         9-11

PART II           OTHER INFORMATION

         Item 1            Legal Proceedings                                       12
         Item 2            Changes in Securities                                   12
         Item 3            Defaults Upon Senior Securities                         12
         Item 4            Submission of Matters to a Vote of Security-Holders     12
         Item 5            Other Information                                       12
         Item 6            Exhibits and Reports on Form 8-K                        12

         Signatures                                                                13


                              AUGMENT SYSTEMS, INC.
                                 Balance Sheets

                                                                          September 30,       December 31,
                                                                              1999               1998
                                                                           (unaudited)
                                     ASSETS

Current Assets:
         Cash                                                          $   87,360            $   187,815
         Accounts receivable, net of allowance
         for doubtful accounts of  $331,628                                   -                     -
         -    Inventory, net of allowance of $326,455                         -                     -
         -
         Prepaid expenses                                                   1,480                 27,936
         Assets held for sale                                               2,845                 75,000
                                                                       ----------            -----------

                  Total assets                                         $   91,686            $   290,751
                                                                       ==========            ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
         Accounts payable                                              $   59,468            $   377,935
         Accrued expenses                                                 165,000                182,012
         Bridge financing                                               1,500,000              1,395,701
         Convertible promissory notes                                       7,252                 20,743
         Current portion of capital lease obligations                      46,760                123,301
                                                                       ----------            -----------
                  Total liabilities                                     1,778,480              2,099,692

Commitments
Stockholders' Equity (deficit):

         Common stock, $.01 par value; 30,000,000 shares
         authorized;   11,898,952   shares   issued  and
         outstanding at September 30, 1999, and December
         31, 1998, respectively                                           118,989                118,989
         Additional paid-in capital                                    21,750,867             21,750,867
         Accumulated deficit                                          (23,556,650)           (23,678,797)
                                                                      -----------------------------------
                  Total stockholders' equity (deficit)                 (1,686,794)            (1,808,941)
                                                                      ------------            -----------
Total liabilities and stockholders' equity                            $    91,686            $    290,751
                                                                      ===========            ============



The accompanying notes are an integral part of the financial statements.


                              AUGMENT SYSTEMS, INC.
                            Statements of Operations


                                                       Three Months Ended          Nine Months Ended
                                                          September 30,              September 30,
                                                       1999              1998     1999             1998
                                                       ----------------------     ---------------------
Sales                                                  $ -         $  18,056     $  175,000    $  824,034
Cost of sales                                            -           362,460          -           732,215
                                                       ----        ---------     ----------    ----------
Gross margin                                             -          (344,404)       175,000        91,815
Operating expenses:
         Research and development                        -           538,724           -        1,956,190
         General and administrative                    4,500         361,586        239,469     1,058,520
Sales and marketing                                      -           470,012           -        1,676,462
                                                       -----       ---------     ----------     ---------
                  Total cost and expenses            $ 4,500      $1,370,322     $  239,469    $4,691,172
                                                     -------      ----------     ----------    ----------
Profit (loss) from operations                        $(4,500)    $(1,714,726)    $(  64,469)  $(4,599,353)
                                                     --------    ------------    -----------  ------------

Other income (expense):
         Net interest expense                        $(35,465)   $(193,744)      $  186,616    $ (219,931)
                                                     ---------   ----------      ----------    -----------
                  Total other expense, net           $(35,465)   $(193,744)      $  186,616    $ (219,931)
                                                     ---------   ----------      ----------    -----------


Net profit (loss)                                    $(39,965)  $(1,908,470)     $  122,147    $(4,819,284)
                                                     ---------  ------------     ----------    ------------


Net profit (loss) per common share                       -         (0.16)            .01          (0.44)

Weighted average common and common                  11,898,952    11,898,952     11,898,952     10,851,138
equivalent shares outstanding


                              AUGMENT SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS


                                                                                   Nine Months Ended
                                                                             September 30,    September 30,

                                                                                 1999              1998
Cash flows from operating activities:
         Net profit (loss)                                                      122,147        (4,819,284)
Adjustments to reconcile net loss to net cash
             used in operating activities:
                  Depreciation and amortization                                    --             197,221
         (Increase) decrease in operating assets and liabilities:
Accounts receivable                                                                --             (60,781)
                  Inventory                                                        --             568,378
                  Other assets                                                   98,611           (63,470)
                  Accounts payable                                             (318,467)       (1,288,485)
                  Accrued expenses                                             (  2,746)         (221,528)
                                                                               ---------         ---------
                           Net cash used in operating activities               (100,455)       (5,687,949)
                                                                               ---------       -----------

Cash flows from investing activities:
         Purchase of property and equipment                                        --             (40,211)
                                                                               ----------         --------
                           Net cash used for investing activities                  --             (40,211)
                                                                               ----------         --------

Cash flows from financing activities:
         Proceeds from issuance of common stock                                    --           6,057,886
         Proceeds from issuance of short-term promissory notes                     --               --
         Proceeds from bridge financing                                            --           1,500,000
         Repayment of bridge financing                                             --            (200,000)
         Payments on short-term promissory notes                                   --            (750,000)
         Payment on long-term convertible promissory notes                         --             (20,753)
                                                                               ---------        ----------

                           Net cash provided by financing activities               --           6,587,133
                                                                               ---------        ---------

Net increase (decrease) in cash                                                (100,455)          858,973
                                                                               ---------          -------
Cash at beginning of period                                                     187,815            47,224
                                                                               ---------           ------
Cash at end of period                                                            87,360           906,197
                                                                                 ------           -------



The accompanying notes are an integral part of the financial statements.



                              AUGMENT SYSTEMS, INC.

                           NOTES TO FINANCIAL STATEMENTS

                               September 30, 1999

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

         On June 22, 1999, the Company signed a letter of intent with Bring Luck Holdings Limited ("BLH"). Under the terms of the letter of intent, the Company will sell to BLH, Series A Convertible Preferred Stock of the Company. Upon conversion of the Preferred Stock, BLH would own 85% of the Company on a fully diluted basis. The BLH transaction is subject to the execution of a definitive agreement. In October 1999, Bring Luck Holdings Limited informed the Company that they could not go forward with a definitive agreement. The Company continues to seek additional buyers for the Company or its technology.

                              AUGMENT SYSTEMS, INC.

                           NOTES TO FINANCIAL STATEMENTS

                               September 30, 1999


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

         In the opinion of management of the Company, the financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position of Augment Systems, Inc. The results of operations for the three-month and nine-month period ended September 30, 1999 or any other interim period, are not necessarily indicative of the results to be expected for the full year.



2.   NET LOSS PER SHARE OF COMMON STOCK

         The  Company  follows  Statement  of  Financial   Accounting  Standards
("SFAS") No. 128, Earnings per Share, issued by the Financial Accounting Standards Board.



3.       STOCKHOLDERS' EQUITY

         In December 1998, the Board of Directors authorized the issuance of an additional 3,592,816 shares of Common Stock to sixty-six (66) accredited investors who participated in private placements of the Company's Common Stock during January and May 1998. The issuance of the shares was pursuant to specific terms of the private placement relating to missing certain revenue milestones. As of November 15, 1999, the Company had not issued those shares.

         In December 1998, the Board of Directors authorized the issuance of warrants to purchase 359,282 shares of Common Stock to the underwriter involved in private placements of the Company's Common Stock during January 1998 and May 1998. The issuance of the warrants was pursuant to specific terms of the private placement relating to missing certain revenue milestones. As of November 15, 1999, the Company had not issued those warrants.

                              AUGMENT SYSTEMS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

   Three and nine months ended September 30, 1999 compared to the three and nine months ended September 30, 1998


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

         On June 22, 1999, the Company signed a letter of intent with Bring Luck Holdings Limited ("BLH"). Under the terms of the letter of intent, the Company will sell to BLH, Series A Convertible Preferred Stock of the Company. Upon conversion of the Preferred Stock, BLH would own 85% of the Company on a fully diluted basis. The BLH transaction is subject to the execution of a definitive agreement. In October 1999, Bring Luck Holdings Limited informed the Company that they could not go forward with a definitive agreement. The Company continues to seek additional buyers for the Company or its technology.

RESULTS OF OPERATIONS

During the three and nine-month period ended September 30, 1999, the Company recognized $0 in revenues as compared to $18,056 and $824,034 in revenues for the three and nine-month period ended September 30, 1998. The Company does not anticipate shipping any product for the foreseeable future and is concentrating its efforts on the disposition of assets, settlement of outstanding debts, sale of the Company's technology, and exploration of potential mergers. The revenues recognized by the Company during the first nine months of 1999 were the result of a sale of software license rights. The Company does not anticipate any additional sales of software to any third party.

The Company recognized a net loss of approximately $39,965 for the three-month period ending September 30, 1999 and net income of $122,147 for the nine-month period ending September 30, 1999 as compared to a net loss of $1,908,470 and $4,819,284 for the three and nine months ended September 30, 1998, respectively. The recognition of net income is the result of settling debts with creditors below the amount recognized at the time of indebtedness, and a one-time sale of a software license.

Research and development costs for the three and nine-month periods ended September 30, 1999 were $0 as compared to $538,724 and $1,956,190, respectively, the three and nine-month periods ended September 30, 1998. The Company is currently not conducting any research and development activities and does not anticipate any such efforts in the foreseeable future.

General and administrative costs for the three and nine-month periods ended September 30, 1999 were $4,500 and $239,469, respectively, as compared to $361,586 and $1,058,520, respectively, for the three and nine-month periods ended September 30, 1998. The decrease is a result of a reduction of headcount during the first quarter of 1999. The Company currently has one employee in administration and expects further reductions in spending.

Selling and marketing costs for the three and nine-months period ended September 30, 1999 were $0 as compared to $470,012 and $1,676,462, respectively, for the three and nine-month periods ended September 30, 1998. The Company is currently not conducting any sales and marketing activities and does not anticipate any such efforts in the foreseeable future.

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

         The Company is authorized to issue up to 50,000,000 shares of its Common Stock and up to 2,000,000 shares of Preferred Stock. As of November 15, 1999, there were 11,898,952 shares of the Company's Common Stock issued and outstanding and no Preferred Stock issued and outstanding. The Company is obligated to issue additional 3,592,816 shares of Common Stock to certain investors who participated in private placements of the Company's Common Stock during January 1998 and May 1998. The shares had been authorized for issuance by the Board of Directors during 1998.

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

ITEM 2.           CHANGES IN SECURITIES
                  None
                  ----

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES
                  None
                  ----

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  None
                  ----

ITEM 5.           OTHER INFORMATION
                  None
                  ----

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a) There were no Form 8-Ks filed  during  the  quarter  ended
                      September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AUGMENT SYSTEMS, INC.



Date: November 15, 1999       By: /s/ Duane A. Mayo
                                 --------------------------------------------
                                 Duane A. Mayo
                                 Chief Financial Officer, Treasurer and Director (Principal Financial & Accounting Officer)