Form 10KSB
period 1999-12-31
AUGMENT SYSTEMS INC
filed 2000-06-12
CIK 1004605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

     (X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) For the fiscal year ended December 31, 1999

     ( ) Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934


                       For the transition period from      to

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

                       P.O. Box 1111, West Newbury, MA, 01985
                         (Address of principal executive
                               offices)(Zip Code)

                                  978-363-5349
              (Registrant's telephone number, including area code)

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

        (1)      Yes ___   NO X           (2)      Yes   X   NO___


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form. Yes X NO___

     The  issuer's  revenues  for the fiscal  year ended  December  31, 1999 was
$185,489. As of June 08, 2000, there were 15,178,007 shares of the Issuer's Common Stock, $.01 par value, issued and outstanding. The aggregate market value of the Issuer's voting stock held by non-affiliates was approximately $118,990 based upon the average of the bid and asking prices of such stock on that date.

Item 1.  Description of Business

General/ Proposed Business

     Prior to January 15, 1999, Augment Systems, Inc., (the "Company") designed, developed and sold fibre channel based network file server systems designed to increase data transfer and file storage on computer networks. While the Company experienced initial success with the introduction of its products to customers, long-term viability was dependent, in part, on migrating its technology to standard hardware and software. However, without additional capital, the Company was unable to complete research and development, maintain a sales force and requisite administrative support.

     On January 15, 1999, the Board of Directors elected to discontinue all ongoing operations, layoff all but one of its employees, seek buyers for its technology and inventory and look for a merger partner. The Company has ceased sales, marketing and distribution of its products. On March 31, 1999, two of the remaining three members of the Board of Directors resigned to pursue other interests. As of June 08, 2000, the Company's Chief Financial Officer, and only board member, was engaged in the disposition of assets, settlement of outstanding debts, sale of the Company's technology, and exploration of potential mergers. There are substantial risks that the Company will not be able to settle its debts or find a suitable merger transaction. The Company may be compelled to voluntarily file for bankruptcy or be forced by its creditors into an involuntary bankruptcy. See Item 1 - Potential for Bankruptcy - Need for Financing and Item 6 - Management's Discussion and Analysis or Plan of Operation.

Prior Operations

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

Sale of Securities/Proposed Business

     On March 11, 2000, the Company entered into a Stock Purchase Agreement pursuant to which the Company will sell to Right2web.Com, Inc ("Right2web") Company preferred shares for $10,000 in cash and a 7% note due in one year for $40,000. Right2web is a start-up business- -to- business internet venture, will receive shares of the Company's Series A Convertible Preferred Stock subject to various conditions of closing, including conversion of all outstanding warrants, options and convertible notes into equity, of which all but $25,000 of the convertible notes payable have been converted as of this date. Upon conversion of the Preferred Stock, Right2Web.Com will own 92% of the Company on a fully diluted basis. After dilution, current stockholders would hold 3% of the Company's common stock and the convertible note holders would hold 5%. This transaction should close in the near future.

     Right2Web.Com, is owned principally by Jeffrey Leventhal, a former director of the Company who resigned in March 1999. Mr. Leventhal has previously owned three information technology companies, with his most previous venture having been sold to a public company, Netlogics Communications, Inc. (NASDAQ:NETL). Right2web's business model is to build a business-to-business internet destination portal where small to medium sized companies can host their web sites and direct employees to procure information, productivity tools and products. In addition, Right2web intends to assist companies in developing and hosting enabled web sites. Right2web will seek to establish services that will complement the small business marketplace. Right2web has also advised that it intends to make strategic acquisitions in businesses, which may provide related services to small to mid-sized businesses such as advertising, marketing and consulting firms, as well as other internet ventures.

     Since Right2web is a start-up business-to-business e-commerce venture, it will, among other things, be subject to intense competition, the need for substantial financing, unforeseen technological changes, the risks inherent in any internet business such as security concerns, technological difficulties, development of new technology, the need to attract qualified personnel, reliance on Jeffrey Leventhal, and the continuance of favorable market conditions for internet companies, etc.

Employees

         As of April 12, 2000, the Company employed Duane Mayo, on a part-time basis, to dispose of all assets, settle any outstanding debts and explore potential mergers. Mr. Mayo is the sole remaining officer and director of the Company.

Potential for Bankruptcy - Need for Additional Financing

     The Company's continued viability depends, in part, on its ability to negotiate or litigate substantial reductions in the amounts owed by the Company to its creditors and successfully settle or defend any creditor's claims or actions. In the event the Company is unable to achieve this objective, it would not have adequate cash resources to meet its obligations and would, in most likelihood, be forced into a petition in bankruptcy. In addition, the creditors of the Company could place the Company in bankruptcy. Either of the foregoing events would have a material adverse effect on the value of the Company to its current shareholders, secured and unsecured creditors. In the event of bankruptcy, current equity and warrant-holders could be substantially diluted.

     In addition, the Company may also need to raise capital from other financings to pay its debts. There can be no assurances that the Company will be able to obtain such additional financings on terms acceptable to the Company or in a time frame required by the Company, if at all. In such event, the Company may be required to materially alter its plans. Any such additional financing may result in significant dilution to existing stockholders or the issuance of securities with rights superior to those of the existing shareholders. In the event that the Company is unable to raise or borrow additional funds, the Company may be forced into bankruptcy.

     There can be no assurances that the Company will be able to consummate the Right2web transaction within an acceptable time frame required by the Company, if at all. If the Right2web transaction does close, the Company will still need to raise substantial additional capital, the amount of which cannot be determined at this time. Any such transaction will result in significant dilution to existing stockholders or the issuance of securities with rights superior to those of the existing stockholders. (See Item 1. General/Proposed Business). In the event that the Company is unable to consummate the Right2web transaction, the Company may be forced to file for bankruptcy or may cease all activities.

ITEM 2.  Description of Property

Facilities

         The Company operates the day-to-day operation from the Chief Financial Officer's residence. The Company believes that its facilities are adequate to meet its current business requirements. Assuming completion of the Right2web transaction, the Company's principal office will be moved to Right2web's corporate headquarters in Florida.

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

     The  Company  is not  involved  in any other  material  legal  proceedings.
Although the Company has effectively ceased operations, there are numerous secured and unsecured creditors who could commence litigation against the Company. In the event that the Company has insufficient funds to settle or defend these matters, the Company or its creditors could cause the filing of a bankruptcy proceeding. See Item 1 - Business - Potential for Bankruptcy - Need for Additional Financing and Item 6 - Management's Discussion and Analysis or Plan of Operation. Mr. Gale died in March 2000, and the Company is negotiating with his estate to convert the balance due Mr. Gale to equity.

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the year ending December 31, 1999.

Item 5. Market for Common Equity and Related Stockholder Matters

     The Company's Common Stock was traded on the Bulletin Board Over-the-Counter ("OTC-BB) under the symbol "AUGS" and the Company's Common Stock Purchase Warrants were traded on the Bulletin Board Over-the-Counter under the symbol of "AUGSW". Until on or about June 1, 2000 (the Company was de-listed due to its failure to timely file its latest annual and quarterly reports). The Company intends to immediately seek to re-list its securities on the OTC-BB.

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

Common Stock

                                                                             High Bid              Low Bid
                                                                               Price                Price

         1998

           First Quarter......Privately held until May 1997..                  $1.50               $1.00

           Second Quarter....................................                  $1.4375             $ .50

           Third  Quarter....................................                  $ .5625             $ .21875

           Fourth Quarter....................................                  $ .375              $ .01



         1999

           First Quarter.......................................                $ .01                $ .01

           Second Quarter....................................                  $ .01                $ .01

           Third  Quarter..................................                    $ .01                $ .01

           Fourth Quarter.......................................               $ .01                $ .01




Dividend Policy

         The Company has never paid any cash dividends and does not anticipate payment of cash dividends on the Company's Common Stock in the foreseeable future. Under Delaware Corporation Law, dividends may be paid only out of legally available funds as prescribed by statute, subject to the discretion of the Company's Board of Directors.

Recent Sales of Unregistered Securities

         The Company did not have any securities sold by the Company during the period covered by this reporting period that were not registered under the Securities Act of 1933 or otherwise reported on the Company's Form 10-QSBs filed during this reporting period.

     1. In December 1998, the Board of Directors authorized the issuance of an additional 3,592,816 shares of Common Stock to 66 accredited investors who participated in private placements of the Company's Common Stock during January and May 1998. The issuance of the shares was pursuant to specific terms of the private placement relating to missing certain revenue milestones. As of June 8, 2000, the Company had not authorized the issuing of 3,279,455 shares.

     2. In December 1998, the Board of Directors authorized the issuance of warrants to purchase 359,282 shares of Common Stock to the underwriter involved in private placements of the Company's Common Stock during January 1998 and May 1998. The issuance of the warrants was pursuant to specific terms of the private placement relating to missing certain revenue milestones. As of April 2000, the Company had not issued those warrants.

         The offerings described in Numbers 1 through 2, inclusive, were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and the Securities and Exchange Commission Rule 506.

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

         Prior to January 15, 1999, Augment Systems, Inc. designed, developed and sold fibre channel based network file server systems designed to increase data transfer and file storage on computer networks. In September 1998, the Company obtained $1,500,000 in bridge financing of secured convertible promissory notes and common stock purchase warrants. The Company used a portion of the proceeds of the bridge financing to repay in full its indebtedness to a major bank. In November 1998, the Company was informed by an investment bank, that provided the bridge financing, that they would be unable to secure the additional funding required to repay the outstanding bridge loan, provide the Company with the necessary working capital to support the execution of its business plan and ongoing operations. The Company began to seek alternative financing, but, was unable to secure the funds necessary to maintain ongoing operations.

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

     Revenue for the fiscal year ended December 31, 1999 were $185,489 as compared to $1,062,203 in revenues for the fiscal year ended December 31, 1998. Revenues in 1999 resulted from the sale of software and licenses versus revenues in 1998 which were from products sales. During 1999 and 1998, product revenue were primarily generated through domestic end-user sales.

     The Company incurred no research and development costs for the fiscal year ended December 31, 1999 as compared to $2,338,222 for the fiscal year ended December 31, 1998. The $2,338,222 decrease was primarily attributable to discontinued operations which resulted in a reduction in engineering personnel and consultants associated with the development of the Company's server product and a lack of capital. The Company does not anticipate spending any additional funds on research and development in the foreseeable future.

     General and administrative costs for the fiscal year ended December 31, 1999 were $177,757 as compared to $2,102,945 for the fiscal year ended December 31, 1998. The $1,925,188 decrease is attributable to decreased spending on employees, and legal fees. The Company anticipates that spending for general and administrative costs for the next six months at less than $150,000.

     The Company incurred no sales and marketing costs for the fiscal year ended December 31, 1999 as compared to $1,886,850 for the fiscal year ended December 31, 1998. The $1,886,850 decrease is attributable to a decrease in marketing support and sales personnel. The Company does not plan on spending any funds on selling and marketing expenses in the foreseeable future.

     The Company recognized a net profit for the fiscal year ended December 31, 1999 of $184,527 as compared to a net loss of $7,239,529 for the fiscal year ended December 31, 1998.

     The Company currently has one part-time employee to dispose of all physical assets, attempt to settle any outstanding short and long-term debts, seek buyers for its technology, and explore merger opportunities.

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

     During December 1997 and January 1998, the Company secured $1,000,000 in bridge financing from institutional and private investors in anticipation of the private placement of the Company's Common Stock. The bridge financing promissory notes accrued interest at 8% per annum with interest and principal payable at maturity on the initial closing of the private placement. In addition, the Company issued to bridge investors five year warrants to purchase up to 750,000 shares in the aggregate of the Company's Common Stock at $1.00 per share. In February 1998, the Company repaid $200,000 of these promissory notes plus interest and the holders of $800,000 of these promissory notes converted their notes into shares of the Company's Common Stock at $1.00 per share. In January 1998, the Company closed on an initial amount of $6,180,000 of a private placement initiated in December 1997. In early May 1998, the Company closed on an additional $575,000 and terminated the offering started in December 1997. The aforementioned funds were used to repay outstanding accounts payable debts, incurred during 1997, of approximately $1,400,000, repay bridge financing of approximately $200,000 and bank debt of approximately $300,000, support research and development expenses of approximately $2,000,000, sales and marketing expenses of approximately $1,700,000, and $675,000 in administrative and other expenses.

     In September 1998, the Company obtained $1,500,000 in bridge financing of secured convertible promissory notes and common stock purchase warrants from certain investors (the "Convertible Note holders"). The Company used a portion of the proceeds of the bridge financing to repay, in full, its indebtedness to Fleet National Bank. The convertible promissory notes were due and payable upon the earlier of the closing of a financing of a minimum of $4,000,000 or in September 1999. In November 1998, the Company was informed by the investment bank, that provided the bridge financing, that they would be unable to secure the additional funding required to repay the outstanding bridge loan and provide the Company with the necessary working capital to support its business plan and ongoing operations. The Company began to seek alternative financing, but, was unable to secure the funds necessary. On January 15, 1999, the Board of Directors decided to shut down operations, lay-off all but one of its employees, liquidate assets, seek buyers for the Company's technology and look for merger partners. On April 7, 2000, the Company requested that the Convertible Note holders convert their interest into the aggregate of five percent (5%) of the equity of the Company after completion of the Right2web transaction. To date 1,475,000 convertible note holders have agreed to convert their rights into equity in the Company as previously described.


     These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is dependent on its ability to settle all debts with creditors, attract purchasers of the Company's technology and attract potential merger partners, which will undoubtedly result in substantial dilution to existing shareholders. Although the Company has effectively ceased operations, there are numerous secured and unsecured creditors who could commence litigation against the Company - see Item 3 - Legal Proceedings. In the event that the Company has insufficient funds to settle or defend these matters, the Company or its creditors could cause the filing of a bankruptcy proceeding. See Item 1 - Business - Potential for Bankruptcy - Need for Additional Financing.

     The Company is authorized to issue up to 50,000,000 shares of its Common Stock and up to 2,000,000 shares of Preferred Stock. As of June 08, 2000, there were 11,898,951 shares of the Company's Common Stock issued and outstanding and no Preferred Stock issued and outstanding. The Company has issued an additional 3,279,455 shares of Common Stock to certain investors who participated in private placements of the Company's Common Stock during January 1998 and May 1998. The shares had been authorized for issuance by the Board of Directors during 1998. In addition, the Company has 7,413,111 Common Stock Purchase Warrants issued and outstanding, of which all 7,413,111 are substantially above the existing market price. Pursuant to the Right2web transaction, the Company will issue Preferred Stock after a reverse split of the Company Common Stock such that Right2web will own, through its convertible preferred shares, 92% of the Common Stock of the Company on a fully diluted basis.

Capital Expenditures

         The Company does not have any material commitments for capital expenditures at this time.

Effects of Inflation

         The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Company's sales or operating results.

Income Taxes

     The Company adopted Statement No. 109 "Accounting for Income Taxes" in 1993 and its implementation has had no effect on the Company's financial position and results of operation.

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

ITEM 7.  Financial Statements

         See Pages F-2 through F-19.

     ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         On April 10, 2000, the Company's Board of Directors of the Company, dismissed its independent accountants BDO Seidman, LLP ("BDO Seidman") and appointed the accounting firm of Bloom & Company ("Bloom & Company"), as the Company's new outside auditors, subject to shareholder ratification of such appointment at the Company's next annual or, if called prior thereto, special shareholders' meeting. Due to the reduction in the Company's manufacturing and distribution activities, as well as the Company's expected future operations, the Board had determined that it did not need outside auditors with the resources and breadth of operations of BDO Seidman and, based on a review of several accounting firms, selected Bloom & Company which has public company and auditing experience.

         BDO Seidman had included a "going concern" paragraph in its auditor's reports on the financial statements for the Company's two fiscal years ended December 31, 1998 and December 31, 1997, which also indicated that the Company had suspended operations and liquidated its assets. As a result of this uncertainty, BDO Seidman was not able to express, and did not express, an opinion on the 1998 and 1997 financial statements. During the two most recent fiscal years and any subsequent interim period preceding BDO Seidman's dismissal, there were no disagreements between the Company and the former auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of the former auditors, would have caused BDO Seidman to make a reference to the subject matter of the disagreement in connection with its auditors' reports in such financial statements other than their refusal to issue an unqualifying opinion on the Company's operations for 1998.

         Prior to engaging Bloom & Company, the Company consulted with several of its clients as to its qualifications, experiences and ability to audit the Company's financial statements. The Company and Bloom & Company did not have substantive discussions regarding the application of accounting principles to a specified transaction, either complete or proposed, or the type of audit opinion that might be rendered on the registrant's financial statements and there are no reports nor written or oral advice provided by the new accountants' experience, provided in deciding to retain Bloom & Company. Further, as noted, there was no matter that was the subject of a disagreement as described in Item 304(a)(1)(iv) of Regulation S-K, promulgated by the Securities and Exchange Commission.

         Prior to BDO Seidman's termination, BDO Seidman did not express a difference of opinion regarding any events listed in Item 304(a)(2)(v)(A) through (D) of Regulation S-K.

     ITEM 9. Director's Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

      The current directors, executive officers and key employees of the Company, their ages and their positions held in the Company are as follows:

NAME                           AGE        POSITION
----                           ---        --------

Duane A. Mayo                  46         Chief Executive Officer
                                          Vice President of Finance
                                          and Administration, Chief Financial
                                          Officer, Treasurer, Secretary and
                                          Director

         All directors hold office until the next annual meeting of stockholders of the Company and until their successors have been duly elected and qualified. The executive officers are appointed annually by, and serve at the discretion of, the Board of Directors. In January 1999, Mr. Laurence Liebson, the former President and CEO, resigned as an officer and member of the Board of Directors and as of March 31, 1999, Mr. Fred Chanowski and Mr. Jeffrey Leventhal resigned from the Board of Directors.

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

ITEM 10. Executive Compensation

         The following table sets forth actual compensation, for the fiscal years ended December 31, 1997, 1998 and 1999, including salary, bonuses and certain other compensation, paid by the Company to its Chief Executive Officer. None of the Company's executive officers received cash compensation in excess of $100,000 in 1999.




                                                   SUMMARY COMPENSATION TABLE


                                                                                Long-Term Compensation
                                                     Awards                           Payouts

                                                    Other     Restricted

                                   Annual Compensation           Annual       Stock                LTIP     All Other
     Name and Position         Year     Salary($)  Bonus($)   Compensation Awards($)  Options(#) Payouts($)Compensation  Principal
            (a)                 (b)       (C)       (d)           (e)         (f)        (g)       (h)         (i)

Duane Mayo (3)                 1999       8,333       -         -             -        -           -          -          -
Chief Executive Officer


Lorrin G. Gale

Chairman, President and        1999         -         -          -            -        -           -          -          -
Chief                          1998      73,253       -          -            -        -           -      195,000        -
Executive Officer *            1997      120,000      -          -            -   75,000 (2)       -         (1)         -
                                                                                                     -
Laurence Liebson
Chairman, President and
Chief
Executive Officer **

                               1999      12,500       -       -       -       -           -         -          -          -
                               1998      97,956       -       -       -       -  1,763,955(3)       -          -          -



     (1) In March 1998, Mr. Gale left the Company at the request of the Board of Directors. Pursuant to an employment agreement with the Company, he received $150,000 in severance and is obligated to receive an additional $45,000 to be paid in equal installments of $15,000 per year beginning July 1999.

     (2) In January 1997, pursuant to an employment contract, the Company issued incentive stock options to purchase up to 75,000 shares of Common Stock. Options to purchase 15,000 shares of Common Stock vested upon the execution of the agreement and options to purchase 30,000 shares of Common Stock vested on each of the first and second anniversaries of the agreement. All options have an exercise price of $4.00 per share.

(3) In May 1998, Laurence Liebson joined the Company as Chairman, President and Chief Executive Officer. Pursuant to an employment contract, Mr. Liebson was issued incentive stock options to purchase up to 1.763,955 shares of Common Stock. Options to purchase 563,881 shares of Common Stock vested upon execution of the agreement and options to purchase 300,019 shares vest on each of the first, second, third and fourth anniversaries of the agreement. All options had an exercise price of $.40 per share.

     4) In January 1999, the former chairman, President and CEO resigned. Before he resigned Laurence Liebson appointed Duane Mayo CEO and Mr. Mayo was left to discontinue operations of the Company.

* In March 1998, Mr. Gale left the Company as President and Chief Executive Officer

** In January 1999, Mr. Liebson left the Company as President and Chief Executive Officer.

EMPLOYMENT CONTRACTS

         As of June 8, 2000, the Company had no employment contracts with its employee.

         Prior to 1999, the Company had entered into a two-year employment agreement with Mr. Lorrin Gale. Pursuant to such contract, Mr. Gale would be paid a base salary of $125,000 and had been granted incentive stock options to purchase up to 75,000 shares of Common Stock. Options to purchase 15,000 shares of Common Stock vested upon the execution of the agreement and options to purchase 30,000 shares of Common Stock vesting on each of the first and second anniversaries of the agreement. All options had an exercise price of $4.00 per share. Pursuant to his employment agreement, Mr. Gale agreed not to compete with the Company during the term of his employment and for one year thereafter. Mr. Gale left the Company as President and Chief Executive Officer in March 1998.

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

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets, as of April 12, 2000, certain information with respect to the beneficial ownership of the capital stock of the Company for
(i) each person who is known by the Company to own beneficially 5% or more of the outstanding shares of its Common Stock; (ii) each of the directors and executive officers of the Company; and (iii) all directors and officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated. As of April 12, 2000, the Company had 172 Stockholders of record. Unless otherwise indicated, the address for directors, executive officers and 5% stockholders is P.O. Box 1111, West Newbury, Massachusetts 01985.

---------------------------------------------------------- ---------------------------------- ------------
Name and Address of Beneficial Owner               Number of Shares of                Percentage Class

                                                   Common Stock

                                                   Beneficially Owned(1)
-------------------------------------------------- ---------------------------------- --------------------

Duane A. Mayo                                         105,176                          .9%
Nathan Low                                            972,942(2)                      7.9%
Trussel & Co.                                       1,000,000                         8.4%

-------------------------------------------------- ---------------------------------- --------------------
All directors and executive officers as a group       105,176                         .9%
   (1 person)
-------------------------------------------------- ---------------------------------- --------------------


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

Item 12. Certain Relationships and Related Transactions

         In July 1995, the Company issued 105,176 shares of Common Stock valued at $.021 per share to Duane Mayo for services rendered.

     On March 11, 2000, the Company entered into a Stock Purchase Agreement pursuant to which the Company will sell to Right2web for $50,000, a start-up business-to-business internet venture, shares of the Company's Series A Convertible Preferred Stock subject to various conditions of closing, including conversion of all outstanding warrants, options and convertible notes into equity, of which there can be no assurance. Upon conversion of the Preferred Stock, Right2web will own 92% of the Company on a fully diluted basis. After dilution, current stockholders would receive 3% of the Company's Common Stock and the Convertible Note holders would receive 5%. This transaction should close within the near future. In order for Right2web to hold 92% of the issued common stock of the Company, the Company will have to authorize the reverse split of its common stock which is subject to shareholder approval.

         Right2Web, is owned principally by Jeffrey Leventhal, a former director of the Company who resigned in March 1999. Mr. Leventhal has previously owned three information technology companies, with his most previous venture having been sold to a public company, Netlogics Communications, Inc. (NASDAQ:NETL). Right2web's business model is to build a business-to-business internet destination portal where small to medium sized companies can host their web sites and direct employees to procure information, productivity tools and products. In addition, Right2web intends on assisting companies in developing and hosting enabled web sites. Right2web will seek to establish services that will complement the small business marketplace. Right2web has also advised that it intends to make strategic acquisitions in businesses, which may provide related services to small to mid-sized businesses such as advertising, marketing and consulting firms, as well as other internet ventures.

     Since Right2web is a start-up business to business e-commerce venture. It will, among other things, be subject to intense competition, the need for financing, unforeseen technological changes, the risks inherent in any internet businesses such as security concerns, technological difficulties, development of new technology, the need to attract qualified personnel, reliance on Jeffrey Leventhal, and the continuance of favorable market conditions for internet companies, etc.

Item 13. Exhibits and Reports on Form 8-K (a) Exhibits.

             27           -  Financial Data Schedule.


             (b)      Reports of Form 8-K.
                      The Company filed a Form 8-K on April 14, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            AUGMENT SYSTEMS, INC.

                                            By:/s/Duane A. Mayo
                                            -------------------

                                            Duane A. Mayo
                                            Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/Duane A. Mayo             Chief Financial Officer, Treasurer and Secretary
--------------------         Principal Financial & Accounting Officer)
June  9, 2000                Member of the Board of Directors
--------------------

                              Augment Systems, Inc.

                          Index to financial Statements



Financial statements:

    Balance sheet as of December 31, 1999

    Statements of operations for the years ended
     December 31, 1999 and 1998

    Statements of stockholders' deficit for the years ended
     December 31, 1999, and 1998

    Statements of cash flows for the years ended December 31, 1999 and 1998

    Notes to financial statements

Report of Independent Certified Public Accountants

                              Augment Systems, Inc.

                                  Balance Sheet

                                    (Note 1)

                                                                December 31,
                                                                     1999
                                                                     ----
       Assets

Current assets:

   Cash (Note 2)                                              $     74,420
              -                                                -----------

     Total current assets                                     $     74,420
                                                               ===========


       Liabilities and Stockholders' Deficit

Current liabilities:

   Bridge financing (Note 4)                                    $ 1,395,701
   Accounts payable                                                  54,942
   Accrued expenses (Note 3)                                        195,000
   Convertible promissory notes (Note 4)                              6,432
   Current portion of obligations under
     capital leases (Note 5)                                         46,760
                                                                -----------

     Total current liabilities                                   1,698,835
                                                                -----------

Commitments (Note 5)

Stockholders' deficit (Notes 4, 6, 8, 9 and 11):

   Preferred stock, $.01 par value; 2,000,000 shares
   authorized;  none issued                                              --
   Common stock, $.01 par value; 50,000,000 shares authorized;
     11,898,951 shares issued and outstanding                       118,989
   Additional paid-in capital                                    21,750,866
   Deficit                                                     ( 23,494,270)
                                                                -----------

     Total stockholders' deficit                               (  1,624,415)
                                                                -----------

     Total liabilities and stockholders' deficit             $       74,420
                                                                ===========

See accompanying notes to financial statements.

                              Augment Systems, Inc.

                            Statements of Operations

                                    (Note 1)

                                                                  December 31,
                                                           -------------------------
                                                           1999                 1998


Net sales                                             $  10,489            $1,062,203
Cost of sales                                                --             1,311,031
                                                       --------             ---------

Gross margin (loss)                                      10,489            (  248,828)
                                                        --------             ---------

Operating expenses:

   Research and development expenses                         --             2,338,222
   General and administrative expenses                  177,757             2,102,945
   Selling and marketing expenses                            --             1,886,850
   Loss on impairment of long-lived assets               10,000               449,975
                                                     ----------        --------------

     Total operating expenses                           187,757             6,777,992
                                                    -----------         -------------

     Operating loss                                (   177,268)         (  7,026,820)
                                                     ----------           -----------

Other income (expense):

   Interest income, net                                     --                56,847
   Interest expense (Notes 4 and 6)                (   165,850)        (     269,556)
   Sale of license rights                              175,000                    --
                                                      ---------         -------------

     Total other expense, net                            9,150         (     212,709)
                                                    ----------          ------------

Net loss before extraordinary items                (   168,118)        (   7,239,529)
Gain from extinguishments of debt                      352,645                    --
                                                    ----------          ------------

   Income (loss)                                       184,527          (  7,239,529)

Tax expense                                             55,358                    --
Tax benefit                                         (   55,358)                   --
                                                     ---------          ------------

 Net (loss) income                                 $   184,527         $(  7,239,529)
                                                     ---------           -----------
Number of shares

Net (loss) per share of common stock (Note 10):
   Basic and diluted                                 $  0.02              $(0.65)
                                                        ====                ====

See accompanying notes to financial statements.



                              Augment Systems, Inc.
                       Statements of Stockholders' Deficit
                          (Notes 2, 4, 6, 8, 9 and 11)
                                                                                                                Additional
                                                                                Common Stock                      Paid-in
                                                                         Shares                Amount             Capital



Balance, December 31, 1997                                              4,713,319            $    47,132         15,286,410

Issuance of warrants associated with bridge financing                           -                      -            211,588
Issuance of common stock in connection with
 private placement of common stock at $1.00 per share,
 including 378,910 shares issued in lieu of fees to
 placement agent, net of placement fees of $453,881                     5,758,910                 57,589          4,868,530

Issuance of common stock upon conversion of
 bridge financing                                                         300,000                  3,000            297,000
Issuance of common stock upon conversion of
 notes payable                                                            500,000                  5,000            495,000
Issuance of common stock in connection with a
 Private  placement of common stock at $1.00 per share,
 Including 51,722 shares issued in lieu of fees to
 placement agent, net of placement fees of $28,200                        626,722                  6,268            540,532
Issuance of warrants in consideration for consulting                           --                     --             17,138
Issuance of warrants as financing fees for bridge financing                    --                     --             34,668
Net loss                                                                       --                     --                  -
                                                                      -----------               --------         ----------

Balance December 31, 1998                                              11,898,951                118,989         21,750,866

Net income                                                                     --                     --                 --
                                                                      -----------               --------         ----------

Balance, December 31, 1999                                             11,898,951             $  118,989       $ 21,750,866

                                                                      ===========               ========         ==========
                                                                                           (concluded below)

See accompanying notes to financial statements.



                                                                                                                Total
                                                                                                            Stockholders'
                                                                                      Deficit                  Deficit


Balance, December 31, 1997                                                           (16,439,268)           (1,105,726)

Issuance of warrants associated with bridge financing                                          -               211,588
Issuance of common stock in connection with
 private placement of common stock at $1.00 per share,
 including 378,910 shares issued in lieu of fees to
 placement agent, net of placement fees of $453,881                                            -             4,926,119

Issuance of common stock upon conversion of
 bridge financing                                                                              -               300,000
Issuance of common stock upon conversion of
 notes payable                                                                                 -               500,000
Issuance of common stock in connection with a
 Private  placement of common stock at $1.00 per share,
 Including 51,722 shares issued in lieu of fees to
 placement agent, net of placement fees of $28,200                                             -               546,800
Issuance of warrants in consideration for consulting                                           -                17,138
Issuance of warrants as financing fees for bridge financing                                    -                34,668
Net loss                                                                            (  7,239,529)          ( 7,239,529)
                                                                                     -----------            ----------
Balance December 31, 1998                                                           ( 23,678,797)          ( 1,808,942)
Net income                                                                               184,527               184,527
                                                                                    ------------             ---------
Balance, December 31, 1999                                                        $( 23,494,270)          $( 1,624,415)
                                                                                  ==============            ==========
See accompanying notes to financial statements.

                              Augment Systems, Inc.

                    Statements of Cash Flows (Notes 2 and 12)

                                                                            December 31,
                                                                   ----------------------------
                                                                    1999                 1998

Cash flows from operating activities:

   Net income                                                    $  184,527          $(7,239,529)
   Adjustments to reconcile net loss to net
   cash used for operating activities:
     Depreciation and amortization                                       --              193,652
     Finance fees paid in warrants                                       --               34,668
     Consulting expense paid in warrants                                 --               17,138
     Loss on impairment of long-lived assets                         10,000              449,975
     Provision for doubtful accounts                                     --              204,955
     Provision for inventories                                           --              226,455
     Sale of license rights                                      (  175,000)                  --
     Gain on extinguishments of debt                                352,645                   --
     Interest on warrants associated with debt                           --              165,647
     Changes in operating assets and liabilities:
       Accounts receivable                                               --               20,014
       Inventories                                                       --              936,465
       Prepaid expenses                                              27,936               91,763
       Other assets                                                      --                9,145
       Accounts payable                                          (  675,639)         (   993,697)
       Accrued expenses                                               12,988         (   429,621)
                                                                   ---------           ----------

     Net cash used for operating activities                      (  262,543)         ( 6,312,970)
                                                                   ---------           ----------

   Cash flows from investing activities:

     Purchase of property and equipment                                  --          (    43,779)
     Sale of license rights                                         175,000                   --
     Sale of equipment                                               65,000                   --
                                                                  ---------           ----------

   Net cash used for investing activities                           240,000          (    43,779)
                                                                   ---------           ----------

   Cash flows from financing activities:

     Proceeds from issuance of common stock                              --            5,472,919
     Proceeds from bridge financing                                      --            1,800,000
     Proceeds from issuance (payments) of note payable          (    14,311)         (   750,000)
     Payments on capital lease obligations                      (    76,541)         (     4,827)
     Payments on convertible promissory notes                            --          (    20,752)
                                                                  ----------          -----------

   Net cash provided by financing activities                          90,852            6,497,340
                                                                  ----------           ----------

   Net increase (decrease) in cash                               (   113,395)             140,591
   Cash, beginning of year                                           187,815               47,224
                                                                  ----------           ----------
   Cash, end of year                                           $      74,420          $   187,815
                                                                  ==========            =========

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

      In January 1999, the Board of Directors decided to accomplish the following:

     1. Seek buyers, strategic partners, and merger opportunities to make the Company economically viable.

     2. Suspend ongoing operations, layoff all but one of its employees, dispose of all assets, attempt to settle any outstanding short and long term debts, seek buyers or strategic partners for the further development of its existing technology as well as explore merger opportunities.

     The secured creditors formed a representative committee of two people who initiated a plan to auction off all remaining inventory and substantially all remaining fixed assets (retaining only those assets necessary to effectively shut down operations, valued at approximately $10,000). On January 28, 1999 with the aid of the committee-appointed auctioneer, the Company held the auction, with proceeds amounting to approximately $65,000, indicating that the carrying value of such assets exceeded their fair values. Accordingly, a loss of $184,975 was recorded in operations in 1998 which represents the excess of the carrying value over the fair value of $75,000. Also included in operations is the write-off of capitalized software costs of $265,000 to reduce their carrying value to $0. The Company also recorded charges to cost of sales of approximately $542,000 related to the write-down of unique inventory associated with the Company's products.

      Company's strategic financial and operating plans were as follows:

Financial Plan

     1. Sell the license rights to the Company's technology that is no longer needed.
     2. Settle the  accounts  payable  related to the  previous  operations
     3. Provide incentive to the short-term note holders to exchange their notes and warrants for 5% of the Company's common stock.
     4. Negotiate the termination of operating and capital lease agreements.
     5. Maintain the status of the corporation as a public Company through required SEC filings and compliance with other governmental regulations.
     6. Seek and acquiring entity through the issuance of Series A preferred shares that are convertible to 92% of the Company's common stock.

                             Augment Systems, Inc.
                         Notes to Financial Statements
                                  (Continued)


1.    Organization, Business and Basis of Presentation: (continued)

Operating Plan

          1. Build a business-to-business Internet destination portal where small to medium sized companies can host their web sites and direct employees to procure information, productivity tools and products.

          2. Assist businesses in developing and hosting enabled web sites. The Company will seek to establish services that will complement the small business marketplace.

          3. Acquire businesses, which may provide related services to small to mid-sized businesses such as advertising, marketing and consulting firms, as well as other Internet ventures.

      In 1999, the Company began implementing its financial and operating strategies.

          1. The Company sold the license rights to its technology for $175,000.

          2. The Company entered an agreement with the landlord and cancelled the operating lease for its offices located at 2 Robbins Road, Westford, Massachusetts. No additional obligations were incurred as a result of cancellation.

          3. The Company returned to the supplier certain equipment that was obtained under capital lease agreement. In exchange for the cancellation of lease, the Company paid $6,800 in cash and transferred certain accounts receivable to settle additional $6,800 payable to the supplier.

          4. The Company entered a release agreement regarding payment of any future royalties.

     5. Management began negotiations with new management who proposed to purchase 92% of the Company stock and develop its Internet business. Also, a proposal was made the note holders to convert their notes to 5% of the Company's common stock.

     The Company has incurred substantial losses since inception and has been engaged primarily in product development. The Company has funded its losses primarily from a combination of debt and equity financings. In addition, at December 31, 1999, the Company had a working capital deficiency and a stockholders' deficit. Also, as a start-up business-to-business e-commerce venture, the Company's new business, assuming the Right2web transaction closes, is subject to various risks including intense competition, need for substantial funds and qualified personnel, internet security concerns, potential technological difficulties, development of new technology, reliance on key personnel, and the continuance of favorable market conditions for internet companies.

      These factors raise substantial doubt about the Company's ability to continue as a going-concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                            Augment Systems, Inc.
                         Notes to Financial Statements
                                  (Continued)



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

      Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents at December 31, 1999.

      Inventories

      The Company had no inventories for the fiscal year ended December 31, 1999. Inventories were recorded at $0 at December 31, 1998, which reflected in charges to cost of sales of $542,000 for the write-down to market. Inventories were stated at the lower of cost (first-in, first-out) or market.

      Property and Equipment

     Property and equipment were recorded at cost. Depreciation was computed using the straight-line method over the estimated useful lives of the related assets ranging from three to five years. Property held under capital leases are being amortized over the lesser of the lease term or their estimated useful lives. The Company reduced the cost of property and equipment to its carrying value of $75,000 in December 1998, resulting in a charge to operations of $184,975 in fiscal year 1998. In 1999, the Company sold most of its equipment for $65,000 and wrote off the balance. As of December 31, 1999, the Company had no fixed assets.

      Long-Lived Assets

     The Company follows the provisions of the Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS 121 establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.

The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Due to the change in circumstances related to the operations of the Company in fiscal 1998, impairment charges were recorded to reduce the carrying value of long-lived assets in December 1998(see Note 1).

      Revenue Recognition

      Revenue was recognized on sales to end users when the product was accepted by the customer.

      Research and Development

      When research and development costs were incurred they were expensed as incurred.

      In accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed, the Company capitalized software development costs incurred after technological feasibility of the software development projects is established and the reliability of such capitalized costs through future operations is expected. The Company wrote-off all capitalized software costs during 1998 resulting in a charge of $265,000 to operations.

                           Augment Systems, Inc.
                         Notes to Financial Statements
                                  (Continued)


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

      Concentrations of Credit Risk and Major Customers

      A significant portion of the Company's sales in 1998 were to customers in the electronic publishing industry. The Company extended credit terms on a customer-by-customer basis based on its evaluation of its collectibility exposure. The Company's sales in 1999 represented a one time license fee for its technology to one customer. In fiscal 1998, the Company derived sales from 5 customers which represented 69% of net sales approximately as follows:


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

In 1999, the Company terminated the sale of products and services to all customers.

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

                           Augment Systems, Inc.
                         Notes to Financial Statements
                                  (Continued)


2.    Summary of Significant Accounting Policies (continued)

      Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard in 1999 to affect its financial statements.


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

                              Augment Systems, Inc.
                         Notes to Financial Statements
                                  (Continued)

4.    Financing Arrangements (continued)

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

      Convertible Promissory Notes

      At June 30, 1996, the Company had outstanding $752,602 of convertible promissory notes issued to various stockholders of the Company during September 1995 and May 1996 in connection with a private placement, as well as $111,674 of convertible promissory notes issued (collectively referred to as the "Notes") to MTDC and First Stage in connection with the conversion of demand promissory notes issued in 1991. The Notes mature three years from date of issue and bear interest of 10 percent per annum payable at maturity or upon the earlier of redemption or conversion. The notes provided that following the public offering, any portion of the principal and interest of the Notes not so converted may be converted at the option of the holder at the offering price plus $1.33 per share. However, if the price of the common stock is at least $4.00 above the initial public offering price for a period of 10 consecutive trading days, the Company may convert any of the remaining principal and accrued interest at a price equal to $1.33 per share above the initial public offering price. On November 30, 1996, $802,018 of the outstanding convertible promissory notes and $71,488 of accrued interest, net of financing costs of $133,969, were converted into 218,374 shares of the Company's common stock at a conversion rate of $4.00 per share. Outstanding balances on these notes amounted to $20,743 at December 31, 1998 and $6,432 at December 31, 1999.

5.    Commitments

      Leases

     The Company was obligated for rental payments under two operating leases for facilities that expire through August 2001. Rent expense under these agreements for the year ended December 31, 1999 and 1998 was approximately $-0-and $522,000, respectively. In addition, the Company is obligated under capital leases for equipment that continue through July 2000. Future minimum payments, by year and in the aggregate, under capital leases and operating leases with initial or remaining terms of one year or more was approximately as follows at December 31, 1999:

        Year ended December 31,              Capital Leases    Operating Leases

          2000                                    $      0                  0
          2001                                           0                  0
                                                   -------         ----------
        Total minimum lease payments                     0                  0
                                                                  ==========
        Less amount representing interest                0
                                                   -------
        Present value of minimum lease payments   $      0
                                                   =======

     Subsequent to 1998 year-end, the Company returned all equipment under capital leases and cancelled the operating leases. No amounts have been accrued or recorded by the Company as a result of cancelling the operating leases in 1999. The Company has negotiated a settlement for the non-cancellable capital lease of all equipment and the operating lease for the Company headquarters, at 2 Robbins Road, Westford, Massachusetts, and has been released from any future obligations. The remaining obligation, under non-cancellable capital lease, is for the Company's telephone equipment. The amount owed is estimated at $46,700 and is included under current liabilities.

                              Augment Systems, Inc.
                          Notes to Financial Statements
                                   (Continued)

5.    Commitments (continued)

      License Agreements

     On September 27, 1995, the Company obtained a worldwide license from Radius, Inc. ("Radius") to use certain of Radius' technology in its products. In addition, the Company granted to Radius an irrevocable, perpetual, non-exclusive, worldwide, royalty-free license to any modifications to the Radius technology made by the Company. During 1998 and 1997, the Company failed to meet the unit sales requirement. As a result, the Company no longer has the exclusive right to the Radius technology and it may be licensed to other parties. Royalty expense under this license amounted to approximately $-0- and $3,000 in 1999 and 1998, respectively.

      The Company entered into a Development and License Agreement dated August 1, 1996 with Polybus Systems Corporation ("Polybus") pursuant to which the Company obtained an irrevocable, perpetual, worldwide, nonexclusive (except as to publishing for which the license is exclusive) license to a high-speed file manager software package in consideration for royalty payments.

In 1999, the Company cancelled its agreement with Polybus and obtained a release from any obligations.

      Employment Contracts

     Effective January 1, 1997, the Company entered into a two-year employment agreement with Mr. Lorrin Gale, the Company's former President and Chief Executive Officer. Pursuant to such contract, Mr. Gale was paid a base salary of $125,000 and was granted incentive stock options to purchase up to 75,000 shares of common stock. Options to purchase 15,000 shares of common stock vested upon the execution of the agreement and options to purchase 30,000 shares of common stock vested on each of the first and second anniversaries of the agreement. All options have an exercise price of $4.00 per share. Pursuant to his employment agreement, Mr. Gale may not compete with the Company during the term of his employment and for one year thereafter. Mr. Gale left the Company as President and Chief Executive Officer in March 1998. In September 1998, the Company reached a settlement with Mr. Gale which required the Company to pay $150,000 in severance pay and an additional $45,000 in increments of $15,000 over three years beginning July 1999.

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

     Effective May 1998, the Company entered into a two-year employment agreement with Lawrence Liebson, the Company's President and Chief Executive Officer. Pursuant to the contract, Mr. Liebson was to be paid a base salary of $150,000 and was granted incentive stock options to purchase up to 1,763,955 shares of common stock. Options to purchase 563,881 shares of common stock vested upon execution of the agreement and options to purchase 300,019 shares vested on each of the first, second, third and fourth anniversaries of the agreement. All options had an exercise price of $1.00 per share.

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

                             Augment Systems, Inc.
                          Notes to Financial Statements
                                   (Continued)

6.    Related Party Transactions and Subsequent Events

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

     In January 1998, Leventhal Paget LLC, of which Jeffrey Leventhal, a director of the Company until March 1999, purchased 200,000 shares of Common Stock for $200,000 in a private placement of the Company's Common Stock.

     On March 11, 2000, the Company entered into a Stock Purchase Agreement pursuant to which the Company will sell to Right2web.Com, Inc ("Right2web"), a start-up business-to-business internet venture, such number of shares of the Company's Series A Convertible Preferred Stock of the Company subject to various conditions of closing, including conversion of all outstanding warrants, options and convertible notes into equity of which there can be no assurance. Upon conversion of the Preferred Stock, Right2Web.Com will own 92% of the Company on a fully diluted basis. After dilution, current stockholders would receive 3% of the Company's common stock and the convertible note holders would receive 5%. This transaction should close within the next sixty days.

     Right2Web.Com, is owned principally by Jeffrey Leventhal, a former director of the Company who resigned in March 1999. Mr. Leventhal has previously owned three information technology companies, with his previous venture having been sold to a public company, Netlogics Communications, Inc. (NASDAQ:NETL). Right2web's business model is to build a business-to-business internet destination portal where small to medium sized companies can host their web sites and direct employees to procure information, productivity tools and products. In addition, Right2web intends to assist companies in developing and hosting enabled web sites. Right2web will seek to establish services that will complement the small business marketplace. Right2web has also advised that it intends to make strategic acquisitions in businesses, which may provide related services to small to mid-sized businesses such as advertising, marketing and consulting firms as well as other internet ventures.

     Since Right2web is a start-up business-to-business e-commerce venture, it will, among other things, be subject to intense competition, the need for financing, unforeseen technological changes, the risks inherent in any internet businesses such as security concerns, technological difficulties, development of new technology, the need to attract qualified personnel, reliance on Jeffrey Leventhal, and continuing of favorable market conditions for internet companies, etc.

                              Augment Systems, Inc.
                          Notes to Financial Statements
                                   (Continued)

7.    Income Taxes

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

      At December 31, 1999 the Company had a gross deferred tax asset of $8,457,000 related to a net operating loss carryforward, for which a valuation allowance of $8,457,000 was recorded. The Company had no deferred tax liability at December 31, 1998. The current year increase in the deferred tax asset and the related valuation allowance of $2,957,000 was primarily attributable to the increase in the deferred asset related to the net operating loss carryforward.

      Due to operating losses generated, there is no provision for federal and state income taxes for the years ended December 31, 1999 and December 31, 1998:

                                                       Rate             Amount
                                                       -------         -------

Expected federal tax expense at statutory rate          27%          $  50,989
U.S. State income taxes                                  3               4,369
Tax benefit of loss carryforward                       (30)            (55,358)
                                                       ---              ------
  Provision for income tax                              --            $     --
                                                       ===              ======


      The difference between the effective tax rate and the United States federal rate of 34 percent for the years ended December 31, 1999 and December 31, 1998 relates to the limitations applicable to the recognition of tax benefits from the net operating losses.

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

                              Augment Systems, Inc.
                          Notes to Financial Statements
                                   (Continued)


8.    Capital Stock

      Preferred Stock

     In July 1995, the Board of Directors approved an increase in the number of authorized shares of preferred stock from 593,602 shares to 2,000,000 shares. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights, preferences to dividends and liquidation, conversion and redemption rights and sinking fund provisions.

      Common Stock

     In June 1998, the Board of Directors approved an increase in the number of authorized shares of common stock from 30,000,000 shares to 50,000,000 shares.

      In March 1997, the Company issued 47,807 shares of common stock in connection with the exercise of a warrant to purchase common stock for $1.507 per share.

      In May 1997, the Company issued 1,800,000 shares of common stock in connection with an initial public offering.

     In April 1997, the Board of Directors declared a three-for-four reverse stock split of the Company's common stock. All common stock, common stock options and per share information disclosed in the financial statements and notes thereto, have been adjusted to give effect for this stock split.

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

      At December 31, 1998, 129,850 shares of common stock were reserved for issuance under outstanding stock options and 7,501,681 shares were reserved for issuance under warrants.

                              Augment Systems, Inc.
                          Notes to Financial Statements
                                   (Continued)


8.    Capital Stock (continued)

      Warrants

     In January 1998, in connection with a $500,000 bridge financing, the Company issued promissory notes with a stated principal of $500,000 and warrants to purchase up to 250,000 shares at $1.00 per share. In April and May 2000 $1,475,000 of the convertible note holders agreed to convert their notes and warrants into an aggregate of 5% of the equity of the Company after the proposed reverse stock split.

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

                              Augment Systems, Inc.
                          Notes to Financial Statements
                                   (Continued)


8.    Capital Stock (continued)

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

     Incentive stock options may not be granted at a price less than the fair market value of the shares at the grant date (or less than 110% of fair market value in the case of employees or officers holding 10% or more of the voting stock) while the nonqualified options may be granted at a price determined by the Board of Directors except that the Company has agreed with the Underwriters not to grant any nonqualified options at a price lower than 85% of the fair market value of the shares at the date of the grant. All grants as of December 31, 1998 were at fair market value or greater. The options generally vested 10% after 30 days from the date of grant and the balance ratably over a period of four years. Incentive stock options granted under the plan expire not more than 10 years from the date of grant and not more than five years in the case of incentive stock options granted to an employee or officer holding 10% or more of the voting stock of the Company. All options not exercised at the end of the vesting period automatically expire. The aggregate number of shares which may be granted under this plan may not exceed 4,800,000 shares.

                              Augment Systems, Inc.
                          Notes to Financial Statements
                                   (Continued)


9.    Stock Option Plan (continued)

      Changes in options outstanding under the 1995 Stock Option Plan are summarized as follows:

                                             Weighted-Average
                                       Shares             Exercise Price

 Balance, January 1, 1998             2,265,620                  1.04
 Granted                                     --                    --
 Exercised                                   --                    --
 Cancelled or expired                (2,134,770)                 1.04
                                     ----------                ------
 Balance, December 31, 1998             130,850                 $1.00
                                     ==========                 =====

      The following table summarizes information about stock options outstanding at December 31, 1999:

                                                   Options Outstanding
                                                   -------------------
                                                          Weighted-
                                     Number                Average    Weighted-
     Range of                   Outstanding at            Remaining    Average
     Exercise                     December 31,           Contractual  Exercise
     Prices                          1999               Life (years)    Price
--------------------------------------------------------------------------------

      $1.00                        130,850                  4.4        $ 1.00


      $1.00                        130,850                  4.4        $ 1.00
      ======                      ========                  ===         =====


                              Augment Systems, Inc.
                          Notes to Financial Statements
                                   (Continued)


9.    Stock Option Plan (concluded)

                                                 Options Exercisable
                                      Number                          Weighted-
        Range of                  Exercisable at                       Average
        Exercise                    December 31,                      Exercise
         Prices                        1999                             Price
         --------------------------------------------------------------------

        $1.00                         130,850                          $1.00

        $1.00                         130,850                          $1.00
        ======                        ========                         =====

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

                                                                     December 31,
                                                             --------------------------
                                                                  1999           1998
                                                             -------------    ---------

  Net profit (loss)                 As reported          $    184,527       $(7,239,529)
                                        Pro forma             184,527       $(7,814,319)

  Basic and diluted loss
   per share                       As reported            $    (0.02)       $   (0.65)
                                        Pro forma         $    (0.02)       $   (0.70)

      Pro forma compensation cost may not be representative of that to be expected in future years.

      The Company has computed the pro forma disclosures required under SFAS No. 123 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The level of outstanding options as of December 31, 1999 does support the calculation. The weighted average assumptions used for the year ended December 31, 1998 are as follows: risk free interest rates range of 5.67%, expected dividend yield of 0% and expected option life of 60 months; and expected volatility of 50%. The weighted average fair value of all options granted during the years ended December 31, 1999 was $0.51.

                              Augment Systems, Inc.
                          Notes to Financial Statements
                                   (Continued)


10.   Net Loss Per Share of Common Stock

     The Company follows the Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, issued by the Financial Accounting Standards Board. Under SFAS No. 128, the basic and diluted net loss per share of common stock for the years ended December 31, 1998 and December 31, 1997 is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

      The weighted average number of common shares outstanding is summarized as follows:

                                                             December 31,
                                                     -----------------------------
                                                       1999                 1998
                                                     -----------         ---------

 Denominator for basic and diluted loss per share:
 Weighted average common stock
  shares outstanding                                 11,898,952           11,105,306

     The  Company's  convertible  preferred  stock,  unissued  shares  and other
convertible   instruments  are  not  considered   outstanding  for  the  diluted
calculation since their effect is antidilutive.

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

12.   Supplemental Cash Flow Information

                                                                            December 31,
                                                                     -------------------------
                                                                        1999            1998
                                                                     ----------        -------

      Supplemental schedule of cash payments:
      Cash paid for interest                                     $    7,088         $        --
      Cash paid for taxes                                                --                  --

      Supplemental schedule of non-cash financing and investing activities:

          Conversion of bridge financing into common stock               --              300,000
          Conversion of notes payable into common stock                  --              500,000
          Debt discount paid in warrants                                 --              211,588
          Financing fees paid in warrants                                --               34,668
          Consulting expense paid with warrants                          --               17,138
          Property and equipment acquired by
            capital lease obligations                                    --                   --



                                BLOOM AND COMPANY
                          50 CLINTON STREET, SUITE 502
                               HEMPSTEAD, NY 11550
                                TEL 516 486-5900
                                FAX 516 486-5476


               Report of Independent Certified Public Accountants
               --------------------------------------------------

     To the Board of Directors
     Augment Systems, Inc.
     North Andover, Massachusetts

     We have audited the accompanying balance sheet of Augment Systems,  Inc. as
     of  December   31,  1999  and  the  related   statements   of   operations,
     stockholders' deficit, and cash flows for the years ended December 31, 1999 and  1998.  These  financial  statements  are  the  responsibility  of  the
     Company's  management.  Our  responsibility is to report on these financial statements based on our audits.

     We conducted  our audits in accordance  with  generally  accepted  auditing standards.  Those  standards  require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material  misstatement.  An audit includes  examining,  on a test basis,
     evidence   supporting   the  amounts  and   disclosures  in  the  financial
     statements. An audit also includes assessing the accounting principles used and  significant  estimates made by  management,  as well as evaluating the overall  financial  statement  presentation.  We  believe  that  our  audit provides a reasonable basis for our report.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Augment Systems, Inc.
     as of December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

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

     Bloom and Company

     Hempstead, NY
     June 8, 2000


