Form 10QSB
period 2000-03-31
AUGMENT SYSTEMS INC
filed 2000-06-12
CIK 1004605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

     (X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarterly period ended March 31, 2000

     ( ) Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934


               For the transition period from -------- to --------

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

                                 (978) 363-5349
              (Registrant's telephone number, including area code)


                 Transitional small Business Disclosure Format:

                                  Yes       No X


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

(1) Yes  NO X         (2) Yes X  NO

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable dare: As of June 8, 2000,

               Class                                Outstanding at June 8, 2000
               -----                                ---------------------------
Common stock, $.01 par value per share                        15,178,007

                              Augment Systems, Inc.

                          Index to financial Statements


Report of Independent Certified Public Accountants


PART I       FINANCIAL INFORMATION

  ITEM 1     Financial Statements

             Balance sheet as of December 31, 1999
              and March 31, 2000

             Results of operations for the three months ended
              March 31, 2000 and 1999

             Statements of cash flows for the three months ended
              March 31, 2000 and 1999

             Notes to financial statements

  ITEM 2     Management's Discussion and Analysis of
              Financial Condition and Results of Operations


PART II      OTHER INFORMATION

  ITEM 1     Legal Proceedings
  ITEM 2     Changes in Securities
  ITEM 3     Defaults Upon Senior Securities
  ITEM 4     Submission of Matters to a vote of Security-Holders
  ITEM 5     Other Information
  ITEM 6     Exhibits and Reports on Form 8-K

                              Augment Systems, Inc.

                                  Balance Sheet

                                    (Note 1)

                                                                 March 31,        December 31,
                                                                   2000               1999
                                                                (unaudited)        (Audited)
                                                                 ---------          -------
       Assets

Current assets:

   Cash (Note 2)                                               $   34,420           $  74,420
              -                                                ----------          ----------

Total current assets                                             $ 34,420           $  74,420
                                                               ==========          ==========


       Liabilities and Stockholders' Deficit

Current liabilities:
   Accounts payable                                           $    54,942           $  54,942
   Accrued expenses                                               220,000             195,000
   Bridge financing                                             1,395,701           1,395,701
   Convertible promissory notes                                     6,432               6,432
   Current portion of obligations under
     capital leases                                                46,760              46,760
                                                               ----------          ----------

     Total current liabilities                                  1,723,835           1,698,835
                                                              -----------          ----------

Commitments

Stockholders' deficit:


   Preferred stock, $.01 par value; 2,000,000 shares
    authorized, none issued                                           --                  --
   Common stock, $.01 par value; 50,000,000 shares authorized;
     11,898,951 shares issued and outstanding at
     March 31,2000 and December 31, 1999                          118,989            118,989
   Additional paid-in capital                                  21,750,866         21,750,866
   Deficit                                                    (23,559,270)      ( 23,494,270)
                                                              -----------        -----------
     Total stockholders' deficit                               (1,689,415)      (  1,624,415)
                                                              -----------        -----------

     Total liabilities and stockholders' deficit            $      34,420       $     74,420
                                                              ===========        ===========

The accompanying notes are an integral part of the financial statements.

                              Augment Systems, Inc.

                            Statements of Operations



                                                          Three Months Ended
                                                       March 31,         March 31,
                                                         2000              1999
                                                      ---------          --------


Net sales                                             $     --         $       --
Cost of sales                                               --                 --
                                                       -------           --------
Gross margin                                                --                 --
                                                       -------           --------
Operating expenses:

   General and administrative expenses                  70,000            199,469
                                                      --------           --------
    Total operating expenses                            70,000            199,469
                                                      --------           --------
    Loss from Operations                             (  70,000)         ( 199,469)
                                                      --------           --------
Other income (expense):

     Net income (expense)                                   --            192,498
                                                      --------           --------
     Total other expense, net                               --            192,498
                                                     ---------           --------
  Net Income (loss)                               $ (   70,000)         (   6,971)
                                                     =========           ========

Number of shares
Net (loss) per share of common stock:
   Basic and diluted                                $  (0.01)            $(0.0006)
                                                        ====              =======

The accompanying notes are an integral part of the financial statements.


                             Augment Systems, Inc.

                            Statements of Cash Flows

                                                            Three Months Ended
                                                         March 31,         March 31,
                                                           2000              1999
                                                        ---------          --------

Cash flows from operating activities:

   Net loss                                        $    ( 70,000)       $   (6,971)
   Adjustments to reconcile net loss to net
   cash used for operating activities:
     Changes in operating assets and liabilities:
       Prepaid expenses                                       --             91,436
       Accounts payable                                       --           (155,810)
       Accrued expenses                                   30,000           ( 91,761)
                                                        --------          ---------
     Net cash used for operating activities              (40,000)          (163,106)


   Cash flows from investing activities:
        Capital expenditures                                  --                 --
                                                       ---------         ----------
   Net cash used for investing activities                     --                 --
                                                       ---------         ----------

   Cash flows from financing activities:
     Proceeds from issuance of common stock                   --                 --
     Proceeds from bridge financing                           --                 --
     Payments on bridge financing                             --                 --
                                                       ---------         ----------
   Net cash provided by financing activities                  --                 --
                                                       ---------         ----------

   Net increase (decrease) in cash
   Cash, beginning of period                             (40,000)          (163,106)
                                                          74,420            187,815
                                                       ---------          ---------
   Cash, end of period                               $    34,420           $ 24,709
                                                       =========          =========

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

      The Company's strategic financial and operating plans were as follows:

Financial Plan
     1. Sell the license rights to the Company's technology that is no longer needed.
     2. Settle the  accounts  payable  related to the  previous  operations.
     3. Provide incentive to the short-term note holders to exchange their notes and warrants for 5% of the Company's common stock.
     4. Negotiate the termination of operating and capital lease agreements.
     5. Maintain the status of the corporation as a public Company through required SEC filings and compliance with other governmental regulations.
     6. Seek and acquiring entity through the issuance of Series A preferred shares that are convertible to 92% of the Company's common stock.

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

     5. Management began negotiations with new management who proposed to purchase 92% of the Company stock and develop its Internet business. Also, a proposal was made to the note holders to convert their notes to 5% of the Company's common stock.

     The Company has incurred substantial losses since inception and has been engaged primarily in product development. The Company has funded its losses primarily from a combination of debt and equity financings. In addition, at March 31, 2000, the Company had a working capital deficiency and a stockholders' deficit. Also, as a start-up business-to-business e-commerce venture, the Company's new business, assuming the Right2web transaction closes, is subject to various risks including intense competition, need for substantial funds and qualified personnel, internet security concerns, potential technological difficulties, development of new technology, reliance on key personnel, and the continuance of favorable market conditions for internet companies.

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

      Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents at March 31, 2000.

      Inventories

      The Company had no inventories for the fiscal year ended December 31, 1999. Inventories were recorded at $0 at December 31, 1998, which reflected in charges to cost of sales of $542,000 for the write-down to market. Inventories were stated at the lower of cost (first-in, first-out) or market.

      Property and Equipment

     Property and equipment were recorded at cost. Depreciation was computed using the straight-line method over the estimated useful lives of the related assets ranging from three to five years. Property held under capital leases are amortized over the lesser of the lease term or their estimated useful lives. In 1999, the Company sold most of its equipment for $65,000 and wrote off the balance. As of March 31, 2000, the Company had no fixed assets.

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

     The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Due to the change in circumstances related to the operations of the Company in fiscal 1998, impairment charges were recorded to reduce the carrying value of long-lived assets in December 1998.

      Revenue Recognition

     Revenue is recognized on sales to end users when product is accepted.


      Research and Development

     When research and development costs are incurred, they are expensed as incurred.

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


     The Company had no credit risk because it had no receivables on March 31,2000.

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

                              Augment Systems, Inc.
                         Notes to Financial Statements
                                  (Continued)

3.    Accrued Expenses

      As of March 31, 2000 accrued expenses consist of the following:


                                                   1999
                                                   ----
         Severance                               45,000
         Interest                               195,000
                                               --------
         Total accrued expenses               $ 240,000
                                               ========

     Included in accrued expenses is an accrual of $45,000 related to a severance agreement with a former President and Chief Executive Officer of the Company. In April 2000, note holders were requested to convert their notes, warrants and accrued interest into an aggregate of 5% of the common shares of the Company. All but $25,000 of notes have been converted.

4.  Sale of Securities/Proposed Business

     On March 11, 2000, the Company entered into a Stock Purchase Agreement pursuant to which the Company will sell to Right2web.Com, Inc ("Right2web") Company preferred shares for $10,000 in cash and a 7% note due in one year for $40,000. Right2web is a start-up business-to-business internet venture. It will receive shares of the Company's Series A Convertible Preferred Stock subject to various conditions of closing, including conversion of all outstanding warrants, options and convertible notes into equity, of which all but $25,000 of the convertible notes payable have been converted as of this date. Upon conversion of the Preferred Stock, Right2Web.Com will own 92% of the Company on a fully diluted basis. After dilution, current stockholders would hold 3% of the Company's common stock and the convertible note holders would hold 5%. This transaction should close in the near future.

     Right2Web.Com, is owned principally by Jeffrey Leventhal, a former director of the Company who resigned in March 1999. Mr. Leventhal has previously owned three information technology companies, with his most previous venture having been sold to a public company, Netlogics Communications, Inc. (NASDAQ:NETL). Right2web's business model is to build a business-to-business internet destination portal where small to medium sized companies can host their web sites and direct employees to procure information, productivity tools and products. In addition, Right2web intends to assist companies in developing and hosting enabled web sites. Right2web will seek to establish services that will complement the small business marketplace. Right2web has also advised that it intends to make strategic acquisitions in businesses which may provide related services to small to mid-sized businesses such as advertising, marketing and consulting firms, as well as other internet ventures.

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

Results of Operations

     During the three month periods ended March 31, 2000 and March 31, 1999, the Company recognized no revenues. The Company does not anticipate shipping any product for the foreseeable future and is concentrating its efforts on the disposition of assets, settlement of outstanding debts, sale of the Company's technology, and exploration of potential mergers.

     The Company realized a net loss of approximately $70,000 for the three month period ending March 31, 2000 as compared to a loss of $6,970 for the three month period ending March 31, 1999. The recognition of income in the first quarter of 1999 is the result of settling debts with creditors below the amount recognized at the time of indebtedness.

     Research and development cost for the three month periods ended March 31, 2000 and 1999 was $0. The Company is currently not conducting any research and development activities and does not anticipate any such efforts in the foreseeable future.

     General and administrative costs for the three month period ended March 31, 2000 were a $70,000 as compared to $164,469 for the three month period ended March 31, 1999. The decrease is a result of a reduction of head count during 1999. The Company currently has one employee. Expenses for the first quarter of 2000 were primarily professional fees.

     Selling and marketing costs for the three month period ended March 31, 2000 and 1999 was $0. The Company is currently not conducting any sales and marketing activities.

     The Company currently has one full-time employee engaged in the disposition of assets, settlement of outstanding debts, sale of the Company's technology, and exploration of potential mergers.

                              Augment Systems, Inc.
                         Notes to Financial Statements
                                  (Continued)

ITEM 6.  Management's Discussion and Analysis or Plan of Operation (continued)

     In September 1998, the Company obtained $1,500,000 in bridge financing of secured convertible promissory notes and common stock purchase warrants from certain investors (the "Convertible Note holders"). The Company used a portion of the proceeds of the bridge financing to repay, in full, its indebtedness to Fleet National Bank. The convertible promissory notes were due and payable upon the earlier of the closing of a financing of a minimum of $4,000,000 or in September 1999. In November 1998, the Company was informed by the investment bank, that provided the bridge financing, that they would be unable to secure the additional funding required to repay the outstanding bridge loan and provide the Company with the necessary working capital to support its business plan and ongoing operations. The Company began to seek alternative financing, but was unable to secure the funds necessary. On January 15, 1999, the Board of Directors decided to shut down operations, lay-off all but one of its employees, liquidate assets, seek buyers for the Company's technology and look for merger partners. On April 7, 2000, the Company requested that the Convertible Note holders convert their interest into the aggregate of five percent (5%) of the equity of the Company after completion of the Right2web transaction. To date, 1,475,000 convertible note holders have agreed to convert their rights into equity in the Company as previously described.

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

     The Company is authorized to issue up to 50,000,000 shares of its Common Stock and up to 2,000,000 shares of Preferred Stock. As of June 8, 2000, there were 11,898,951 shares of the Company's Common Stock issued and outstanding and no Preferred Stock issued and outstanding. The Company has issued an additional 3,279,455 shares of Common Stock to certain investors who participated in private placements of the Company's Common Stock during January 1998 and May 1998. The shares had been authorized for issuance by the Board of Directors during 1998. In addition, the Company has 7,413,111 Common Stock Purchase Warrants issued and outstanding, of which all 7,413,111 are substantially above the existing market price. Pursuant to the Right2web transaction, the Company will issue Preferred Stock after a reverse split of the Company's Common Stock such that Right2web will own, through its convertible preferred shares, 92% of the Common Stock of the Company on a fully diluted basis.

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

PART II. OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS
                       ------------------
                       None

ITEM 2.                CHANGES IN SECURITIES
                       ---------------------
                       None

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES
                       -------------------------------
                       In September 1999, the Company defaulted on its convertible notes. In April 2000, the note holders were requested to convert their notes to equity. All but $25,000 of the notes were converted by June 8, 2000.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                       ---------------------------------------------------
                       None

ITEM 5.                OTHER INFORMATION
                       -----------------
                       None

ITEM 6.                EXHIBITS AND REPORTS ON FORM 8-K
                       ---------------------------------
                       There were no Form 8-Ks filed during the quarter ended March 31,2000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  AUGMENT SYSTEMS, INC.
DATE:
June 9, 2000                      By:/s/Duane A. Mayo
-------------                    --------------------

                                  Duane A. Mayo
                                  Chief Financial Officer
                                  Treasurer and Director
                                 (Principal Financial and Accounting Officer)