Form 10QSB
period 2000-06-30
AUGMENT SYSTEMS INC
filed 2000-08-14
CIK 1004605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

     (X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarterly period ended June 30, 2000

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

                                 (781) 270-9678
              (Registrant's telephone number, including area code)


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

(1) Yes  NO X         (2) Yes X  NO

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable dare: As of August 09, 2000.

               Class                                Outstanding at August 9,2000
               -----                                ----------------------------
Common stock, $.01 par value per share                        15,778,406

                              Augment Systems, Inc.

                          Index to financial Statements


Report of Independent Certified Public Accountants


PART I       FINANCIAL INFORMATION

  ITEM 1     Financial Statements

             Balance sheet as of and June 30, 2000

             Results of operations for the six months ended
              June 30, 2000  and 1999

             Results of operations for the three month period ended
              June 30, 2000 and June 30, 1999

             Statements of cash flows for the six months ended
              June 30, 2000 and 1999

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

                              Augment Systems, Inc.

                                  Balance Sheet

                                    (Note 1)

                                                                  June 30,
                                                                   2000
                                                                 ---------
       Assets

Current assets:

   Cash                                                        $  105,596
                                                               ----------

Total current assets                                           $  105,596
                                                               ==========


       Liabilities and Stockholders' Deficit

Current liabilities:
   Accounts payable                                           $    54,942
   Accrued expenses                                               274,342
   Bridge financing                                             1,395,701
   Convertible promissory notes                                     6,432
   Current portion of obligations under
     capital leases                                                46,760
                                                               ----------

     Total current liabilities                                  1,778,177
                                                              -----------

Commitments

Stockholders' deficit:


   Preferred stock, $.01 par value; 2,000,000 shares
    authorized, none issued                                           --
   Common stock, $.01 par value; 50,000,000 shares authorized;
     12,498,951 shares issued and outstanding at
     June 30,2000                                                 124,989
   Additional paid-in capital                                  21,804,866
   Deficit                                                    (23,602,436)
                                                              -----------
     Total stockholders' deficit                              ( 1,672,581)
                                                              -----------

     Total liabilities and stockholders' deficit            $     105,596
                                                              ===========

The accompanying notes are an integral part of the financial statements.

                              Augment Systems, Inc.

                            Statements of Operations




                                                       June 30,      June 30,
                                                         2000         1999
                                                      ---------     ---------


Net sales                                             $     --     $ 175,000
Cost of sales                                               --            --
                                                     ---------     ---------
Gross margin                                                --       175,000
                                                     ---------     ---------
Operating expenses:

   General and administrative expenses                  68,100        35,500
   Refund of prior years expenses                    (  19,934)           --
                                                      --------     ---------
    Total operating expenses                            48,166        35,500
                                                      --------     ---------
    Gain (loss) from Operations                      (  48,166)      139,500
                                                      --------     ---------
Other income (expense):

     Interest income (expense)                       (  60,000)       22,612
                                                     ----------    ---------
     Total other income (expense)                    (  60,000)       22,612
                                                     ---------     ---------
  Net Income (loss)                                $ ( 108,166)    $ 162,112
                                                     =========     =========
Earnings per share

Net (loss) per share of common stock:
   Basic and diluted                                $  (0.01)         $ .01
                                                        ====          =====

Weighted average number of shares outstanding     12,198,951     11,898,951
                                                  ==========     ==========

The accompanying notes are an integral part of the financial statements.


                              Augment Systems, Inc.

                            Statements of Operations




                                                   April 1,2000   April 1,1999
                                                      through        through
                                                   June 30, 2000  June 30, 1999
                                                   -------------- --------------


Net sales                                             $     --      $ 175,000
Cost of sales                                               --             --
                                                       -------       --------
Gross margin                                                --        175,000
                                                       -------       --------
Operating expenses:

   General and administrative expenses                (  1,900)     ( 163,969)
   Refund of prior years expenses                     ( 19,934)            --
                                                      --------      ---------
    Total operating expenses                          ( 21,834)     ( 163,969)
                                                      --------      ---------
    Gain (loss)from Operations                        ( 21,834)       338,969
                                                      --------      ---------
Other income (expense):

     Interest income (expense)                       (  60,000)     ( 169,886)
                                                     ----------     ---------
     Total other expense                             (  60,000)     ( 169,886)
                                                     ---------      ---------
  Net Income (loss)                                $ (  38,166)     $ 169,083
                                                     =========      =========
Number of shares
Net (loss) per share of common stock:
   Basic and diluted                                $  (0.01)         N/A
                                                        ====          ===

The accompanying notes are an integral part of the financial statements.


                             Augment Systems, Inc.

                            Statements of Cash Flows

                                                         June 30,     June 30,
                                                           2000        1999
                                                        ---------    ---------

Cash flows from operating activities:

   Net loss                                        $   ( 108,166)    $  162,112
   Adjustments to reconcile net loss to net
   cash used for operating activities:
     Changes in operating assets and liabilities:
       Prepaid expenses                                       --             --
       Other assets                                           --         98,936
       Accounts payable                                       --      ( 312,435)
       Accrued expenses                                   79,342      (  32,745)
                                                        --------     ----------
     Net cash used for operating activities            (  28,824)     (  84,132)


   Cash flows from investing activities:
        Capital expenditures                                  --             --
                                                       ---------      ---------
   Net cash used for investing activities                     --             --
                                                       ---------      ---------

   Cash flows from financing activities:
     Proceeds from issuance of common stock                6,000             --
     Additional Paid-in-Capital                           54,000             --
     Proceeds from bridge financing                           --             --
     Payments on bridge financing                             --             --
                                                       ---------      ---------
   Net cash provided by financing activities              60,000             --
                                                       ---------      ---------

   Net increase (decrease) in cash                        31,176       ( 84,132)
   Cash, beginning of period                              74,420        187,815
                                                       ---------     ----------
   Cash, end of period                               $   105,596     $  103,683
                                                       =========     ==========

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

     From October 1995 and through March 1997, the Company had operated as a development stage company and had been engaged principally in research and development, recruitment of personnel and financing activities. During this time, the Company had engaged in limited marketing activities and had not commenced the selling of its initial products, which are high-end file management network systems. During the second quarter ended June 30, 1997, the Company commenced commercial shipment of its server product and recognized initial revenue in April 1997.

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

      The Company's strategic financial and operating plans are as follows:

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

3. The Company returned to the supplier certain equipment that was obtained under capital lease agreement. In exchange for the cancellation of lease, the Company paid $6,800 in cash and transferred certain accounts receivable to settle an additional $6,800 payable to the supplier.

4. The Company entered a release agreement regarding payment of any future royalties.

5. Management began negotiations with a third party who proposed to exchange shares of a new start up company for 92% of the Company stock and develop its internet business. Also, a proposal was made to the note holders to convert their notes to 5% of the Company's common stock after the exchange. As of July, 2000 the Company has sucessfully received consents from all the noteholder to convert their notes to 5% of the Company's common stock. The conversion will not take place until the exchange of shares transfering a 92% interest in the Company to Right2web.com.

     The Company has incurred substantial losses since inception and has been engaged primarily in product development. The Company has funded its losses primarily from a combination of debt and equity financings. In addition, at June 30, 2000, the Company had a working capital deficiency and a stockholders' deficit. Also, as a start-up business-to-business e-commerce venture, the Company's new business, assuming the Right2web transaction closes, is subject to various risks including intense competition, need for substantial funds and qualified personnel, internet security concerns, potential technological difficulties, development of new technology, reliance on key personnel, and the continuance of favorable market conditions for internet companies.

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

      Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents at June 30, 2000.

      Inventories

      The Company had no inventories for the fiscal year ended December 31, 1999. Inventories were recorded at $0 at December 31, 1998, which reflected in charges to cost of sales of $542,000 for the write-down to market. Inventories were stated at the lower of cost (first-in, first-out) or market.

      Property and Equipment

     Property and equipment were recorded at cost. Depreciation was computed using the straight-line method over the estimated useful lives of the related assets ranging from three to five years. Property held under capital leases are amortized over the lesser of the lease term or their estimated useful lives. In 1999, the Company sold most of its equipment for $65,000 and wrote off the balance. As of June 30, 2000, the Company had no fixed assets.

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


     The  Company  had no credit  risk  because  it had no  receivables  on June
30,2000.

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

                              Augment Systems, Inc.
                         Notes to Financial Statements
                                  (Continued)

3.    Accrued Expenses

      As of March 31, 2000 accrued expenses consist of the following:


                                                   1999
                                                   ----
         Severance                               45,000
         Professional Fees                       19,342
         Interest                               210,000
                                               --------
         Total accrued expenses               $ 274,342
                                               ========

     Included in accrued expenses is an accrual of $45,000 related to a severance agreement with a former President and Chief Executive Officer of the Company. In April 2000, note holders were requested to convert their notes, warrants and accrued interest into an aggregate of 5% of the common shares of the Company.

4.  Sale of Securities/Proposed Business

     On March 11, 2000, the Company entered into a Stock Purchase Agreement pursuant to which the Company will sell to Right2web.Com, Inc ("Right2web") Company preferred shares for $10,000 in cash and a 7% note due in one year for $40,000. Right2web is a start-up business-to-business internet venture with no assets or liabilities. At the closing of the transaction the shareholders of Right2web will deposit sufficient funds to close the transaction. Right2web will receive shares of the Company's Series A Convertible Preferred Stock subject to various conditions of closing, including conversion of all outstanding warrants, options and convertible notes into equity, of which all of the convertible notes payable have agreed to convert as of this date. Upon exchange of the Preferred Stock, for cash and notes, Right2Web.Com will own 92% of the Company on a fully diluted basis. After dilution, current stockholders would hold 3% of the Company's common stock and the convertible note holders would hold 5%.

     As of July 18, 2000, Augment has sucessfully received permission to convert $1,500,000 in secured convertible debt into 5% of the common stock from the noteholders ("noteholder conversion"). Right2web has indicated that it is ready to close the Stock Purchase Transaction. A request of Augment shareholders was made to execute a consent to the following actions:

        1.  The Right2web transaction

        2.  The Noteholder conversion

        3. Election of three directors, namely Jeffrey Leventhal, Duane Mayo and a designee of Jeffrey Leventhal, to be named;

        4. Ratify the appointment of Bloom and Company as new auditors replacing BDO Seidman;

        5. Adopt a reverse stock split and increase the authorized capitalization from 50,000,000 shares of common stock to 150,000,000 of common stock, as the Board of Directors deems appropriate; and

        6. Omnibus authority to take all actions in furtherance of the foregoing.


     Right2Web.Com, is owned principally by Jeffrey Leventhal, a former director of the Company who resigned in March 1999. Mr. Leventhal has previously owned three information technology companies, with his most previous venture having been sold to a public company, Netlojix Communications, Inc. (NASDAQ:NETX). Right2web's business model is to build a business-to-business internet destination portal where small to medium sized companies can host their web sites and direct employees to procure information, productivity tools and products. In addition, Right2web intends to assist companies in developing and hosting enabled web sites. Right2web will seek to establish services that will complement the small business marketplace. Right2web has also advised that it intends to make strategic acquisitions in businesses which may provide related services to small to mid-sized businesses such as advertising, marketing and consulting firms, as well as other internet ventures.

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

Results of Operations

     During the six month periods ended June 30, 2000 the Company recognized no revenues. During the six month period ended June 30, 1999 the Company recognized revenues from the sale of its licensing rights of its technology for $175,000. The Company does not anticipate sales of any products or service for the foreseeable future and is concentrating its efforts on the disposition of assets, settlement of outstanding debts, sale of the Company's technology, and exploration of potential mergers.

     The Company realized a net loss of approximately $108,166 for the six month period ending June 30, 2000 as compared to a gain of $162,112 for the six month period ending June 30, 1999. The recognition of income in the first half of 1999 is the result of the sale of the Company's licensing rights.

     Research and development cost for the six month periods ended June 30, 2000 and 1999 was $0. The Company is currently not conducting any research and development activities and does not anticipate any such efforts in the foreseeable future.

     General and administrative costs for the six months ended June 30, 2000 were $48,166 as compared to $35,500 for the six month ended June 30, 1999. General and administrative costs for the six months ended of June 30, 2000 includes a refund of prior years expenses of $19,934, which was netted against actual general and administrative expenses of $$68,100. The Company currently has one non-salaried employee. Expenses for the first half of 2000 were primarily professional fees and interest expense.

     Selling and marketing costs for the six months ended June 30, 2000 and 1999 was $0. The Company is currently not conducting any sales and marketing activities.

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

                              Augment Systems, Inc.
                         Notes to Financial Statements
                                  (Continued)

ITEM 6.  Management's Discussion and Analysis or Plan of Operation (continued)

     In September 1998, the Company obtained $1,500,000 in bridge financing of secured convertible promissory notes and common stock purchase warrants from certain investors (the "Convertible Note holders"). The Company used a portion of the proceeds of the bridge financing to repay, in full, its indebtedness to Fleet National Bank. The convertible promissory notes were due and payable upon the earlier of the closing of a financing of a minimum of $4,000,000 or in September 1999. In November 1998, the Company was informed by the investment bank, that provided the bridge financing, that they would be unable to secure the additional funding required to repay the outstanding bridge loan and provide the Company with the necessary working capital to support its business plan and ongoing operations. The Company began to seek alternative financing, but was unable to secure the funds necessary. On January 15, 1999, the Board of Directors decided to shut down operations, lay-off all but one of its employees, liquidate assets, seek buyers for the Company's technology and look for merger partners. On April 7, 2000, the Company requested that the Convertible Note holders convert their interest into the aggregate of five percent (5%) of the equity of the Company after completion of the Right2web transaction. To date, all convertible note holders have agreed to convert their rights into equity in the Company as previously described.

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

     The Company is authorized to issue up to 50,000,000 shares of its Common Stock and up to 2,000,000 shares of Preferred Stock. As of August 9, 2000, there were 15,778,406 shares of the Company's Common Stock issued and outstanding and no Preferred Stock issued and outstanding. The Company has issued an additional 600,000 shares of common stock to Monarch Financial Corp. in exchange for cash in the amount of $60,000.

     The Company has issued an additional 3,279,455 shares of Common Stock to certain investors who participated in a private placement of the Company's Common Stock during January 1998 and May 1998. The shares had been authorized for issuance by the Board of Directors during 1998. In addition, the Company has 7,413,111 Common Stock Purchase Warrants issued and outstanding, of which all 7,413,111 have exercise prices substantially above the existing market price. Pursuant to the Right2web transaction, the Company will issue Preferred Stock after a reverse split of the Company's Common Stock such that Right2web will own, through its convertible preferred shares, 92% of the Common Stock of the Company on a fully diluted basis.

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

PART II. OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS
                       ------------------
                       None

ITEM 2.                CHANGES IN SECURITIES
                       ---------------------
                       None

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES
                       -------------------------------
                       In September 1999, the Company defaulted on its convertible notes. In April 2000, the note holders were requested to convert their notes to equity. All of the noteholders have agreed to convert.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                       ---------------------------------------------------
                       None

ITEM 5.                OTHER INFORMATION
                       -----------------
                       None

ITEM 6.                EXHIBITS AND REPORTS ON FORM 8-K
                       ---------------------------------
                       The Company filed form 8-K on April 10, 2000 for a change of accountants and the Company has entered into a Stock Purchase Agreement with Right2web.com.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  AUGMENT SYSTEMS, INC.
DATE:
August 9, 2000                    By:/s/Duane A. Mayo
-------------                    --------------------

                                  Duane A. Mayo
                                  Chief Financial Officer
                                  Treasurer and Director
                                 (Principal Financial and Accounting Officer)