Form 10QSB
period 2000-09-30
AUGMENT SYSTEMS INC
filed 2000-11-14
CIK 1004605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

     (X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarterly period ended September 30, 2000

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

                                 (781) 270-0900
              (Registrant's telephone number, including area code)


                                      None
         (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. 1. Yes_X_ NO ___ 2. Yes_X_ NO ___

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be Filed by section 12, 13 or 15(d) of the exchange act after the distribution of Securities under a plan confirmed by a court.__{yes} ___{no}


                       APPLICABLE ONLY TO CORPORATE USERS

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date: As of October 30, 2000.

               Class                              Outstanding at October 30,2000
               -----                              ------------------------------
Common stock, $.01 par value per share                       15,778,406


Transitional small Business Disclosure Format:  ___Yes  ___No

                              Augment Systems, Inc.

                          Index to financial Statements


Report of Independent Certified Public Accountants


PART I       FINANCIAL INFORMATION

  ITEM 1     Financial Statements

             Balance sheet as of September 30, 2000

             Results of operations for the nine months ended
              September 30, 2000  and 1999

             Results of operations for the three month period ended
              September 30, 2000 and September 30, 1999

             Statements of cash flows for the nine months ended
              September 30, 2000 and 1999

             Statements of cash flows for the three months ended
              September 30, 2000 and 1999

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

                              Augment Systems, Inc.
                                  Balance Sheet



                                                              September 30,
                                                                   2000
                                                                 ---------
       Assets

Current assets:

   Cash                                                     $      82,201
                                                                 --------

Total current assets                                        $      82,201
                                                                 ========


       Liabilities and Stockholders' Deficit

Current liabilities:
   Accounts payable                                         $      54,942
   Accrued expenses                                               298,631
   Bridge financing                                             1,395,701
   Convertible promissory notes                                     6,432
   Current portion of obligations under
     capital leases                                                46,760
                                                               ----------

     Total current liabilities                                  1,802,466
                                                              -----------

Commitments

Stockholders' deficit:


   Preferred stock, $.01 par value; 2,000,000 shares
    authorized, none issued                                           --
   Common stock, $.01 par value; 50,000,000 shares authorized;
     15,778,406 shares issued and outstanding at
     September 30,2000                                            124,989
   Additional paid-in capital                                  21,804,866
   Deficit                                                    (23,650,120)
                                                              -----------
     Total stockholders' deficit                              ( 1,720,265)
                                                              -----------

     Total liabilities and stockholders' deficit            $      82,201
                                                              ===========

The accompanying notes are an integral part of the financial statements.

                              Augment Systems, Inc.
                            Statements of Operations
                            For the Nine Months Ended




                                                    September 30,   September 30,
                                                         2000           1999
                                                      ---------       ---------


Net sales                                             $     --        $ 175,000
Cost of sales                                               --               --
                                                     ---------         --------
Gross margin                                                --          175,000
                                                     ---------         --------
Operating expenses:

   General and administrative expenses                  85,783          239,469
   Refund of prior year's expenses                   (  19,934)              --
                                                      --------         --------
    Total operating expenses                            65,849          239,469
                                                      --------         --------
    Gain (loss) from Operations                      (  65,849)        ( 64,469)
                                                      --------         --------
Other income (expense):

     Interest income (expense)                       (  90,000)         186,616
                                                     ----------        --------
     Total other income (expense)                    (  90,000)         186,616
                                                     ---------         --------
  Net Income (loss)                                $ ( 155,849)       $ 122,147
                                                     =========         ========
Earnings per share

Net (loss) per share of common stock:
   Basic and diluted                               $    (0.01)       $    .01
                                                         =====           =====

Weighted average number of shares outstanding       15,788,406       11,898,952
                                                    ==========       ==========

The accompanying notes are an integral part of the financial statements.


                              Augment Systems, Inc.
                            Statements of Operations
                           For the Three Months Ended




                                                   Sept. 30, 2000  Sept. 30, 1999
                                                   -------------- --------------


Net sales                                             $     --      $     --
Cost of sales                                               --            --
                                                       -------       -------
Gross margin                                                --            --
                                                       -------       -------
Operating expenses:

   General and administrative expenses                  17,683       203,969
                                                      --------      --------
    Total operating expenses                            17,683       203,969
                                                      --------      --------
Other income (expense):

     Interest income (expense)                       (  30,000)      164,004
                                                     ----------     --------
     Total other expense                             (  30,000)      164,004
                                                     ---------      --------
  Net Income (loss)                                $ (  47,683)   $(  39,965)
                                                      ========      ========
Earnings per share

Net (loss) per share of common stock:
   Basic and diluted                                   ( .01)        ( .01)
                                                        ====          ====

Weighted average number of shares outstanding       15,778,406      11,898,952
                                                    ==========      ==========

The accompanying notes are an integral part of the financial statements.


                             Augment Systems, Inc.
                            Statements of Cash Flows
                            For the Nine Months Ended

                                                        Sept. 30,    Sept. 30,
                                                           2000        1999
                                                        ---------    ---------

Cash flows from operating activities:

   Net loss                                        $   ( 155,849)    $  122,147
   Adjustments to reconcile net loss to net
   cash used for operating activities:
     Changes in operating assets and liabilities:
       Prepaid expenses                                       --             --
       Other assets                                           --         98,611
       Accounts payable                                       --      ( 318,467)
       Accrued expenses                                  103,630      (   2,746)
                                                        --------       --------
     Net cash used for operating activities            (  52,219)     ( 100,455)
                                                        --------       --------

   Cash flows from investing activities:
        Capital expenditures                                  --             --
                                                        --------      ---------
   Net cash used for investing activities                     --             --
                                                        --------      ---------

   Cash flows from financing activities:
     Proceeds from issuance of common stock                6,000             --
     Additional Paid-in-Capital                           54,000             --
     Proceeds from bridge financing                           --             --
     Payments on bridge financing                             --             --
                                                       ---------      ---------
   Net cash provided by financing activities              60,000             --
                                                       ---------      ---------

   Net increase (decrease) in cash                         7,781      ( 100,455)
   Cash, beginning of period                              74,420        187,815
                                                       ---------      ---------
   Cash, end of period                               $    82,201     $   87,360
                                                       =========      =========

The accompanying notes are an integral part of the financial statements.


                              Augment Systems, Inc.
                            Statements of Cash Flows
                           For the Three Months Ended

                                                        Sept. 30,    Sept. 30,
                                                           2000        1999
                                                        ---------    ---------

Cash flows from operating activities:

   Net loss                                        $    (47,683)     $ (39,965)
   Adjustments to reconcile net loss to net
   cash used for operating activities:
     Changes in operating assets and liabilities:
       Prepaid expenses                                      --             20
       Other assets                                          --        (   345)
       Accounts payable                                      --        ( 6,033)
       Accrued expenses                                  24,288         30,000
                                                        -------        -------
     Net cash used for operating activities             (23,395)       (16,323)
                                                        -------        -------

   Cash flows from investing activities:
        Capital expenditures                                 --             --
                                                         ------         ------
   Net cash used for investing activities                    --             --
                                                         ------         ------

   Cash flows from financing activities:
     Proceeds from issuance of common stock                  --             --
     Additional Paid-in-Capital                              --             --
     Proceeds from bridge financing                          --             --
     Payments on bridge financing                            --             --
                                                         ------         ------
   Net cash provided by financing activities                 --             --
                                                         ------         ------

   Net increase (decrease) in cash                     ( 23,395)      ( 16,323)
   Cash, beginning of period                            105,596        103,683
                                                       --------        -------
   Cash, end of period                                $  82,201       $ 87,360
                                                       ========        =======

The accompanying notes are an integral part of the financial statements.


                             Augment Systems, Inc.
                         Notes to Financial Statements

1.    Organization, Business and Basis of Presentation:

     The Company was incorporated in 1990 to develop and distribute fiber optic printed circuit boards in the publishing and printing markets. The fiber optic products had limited success, and in fiscal 1994, the Company began phasing out the fiber optic operations and began the transition into a systems integration and engineering consulting business. In 1995, the Company made a strategic shift in its business operation into the server market.

     From October 1995 through March 1997, the Company operated as a development stage company and was engaged principally in research and development, recruitment of personnel and financing activities. During that time, the Company had engaged in limited marketing activities and had not commenced the selling of its initial products, which are high-end file management network systems. During the second quarter ended June 30, 1997, the Company commenced commercial shipment of its server product and recognized initial revenue in April 1997.

     The Company's initial target market was the electronic publishing industry which requires the rapid and efficient movement of large image and data files over networks. In September 1997, the Company introduced a windows NT-based client server for its file management network systems.

      Although the Company commenced shipment of its products in fiscal 1997, the revenues recognized were less than originally anticipated by Company management. The shortfall in 1997 revenues was attributed to product development delays and problems with the Company's initial products sold. Such shortfalls in revenues continued throughout the course of fiscal 1998.

     In November 1998, the Company was informed by the investment bank, which provided the September 1998 bridge financing, that they would be unable to secure the additional funding required to repay the outstanding bridge loan and provide the Company with the necessary working capital to support its business plan and ongoing operations. The Company began to seek alternative financing but was unable to secure the necessary funds.

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

     The secured creditors formed a representative committee of two people who initiated a plan to auction off all remaining inventory and substantially all remaining fixed assets (retaining only those assets necessary to effectively shut down operations, valued at approximately $10,000). On January 28, 1999, with the aid of the committee-appointed auctioneer, the Company held the auction with proceeds amounting to approximately $65,000, indicating that the carrying value of such assets exceeded their fair values. Accordingly, a loss of $184,975 was recorded in operations in 1998 representing the excess of the carrying value over the fair value of $75,000. Also included in operations is the write-off of capitalized software costs of $265,000 to reduce their carrying value to $0. The Company also recorded charges to cost of sales of approximately $542,000 related to the write-down of unique inventory associated with the Company's products.

      The Company's strategic financial and operating plans are as follows:

Financial Plan

     1. Sell the license rights to the Company's technology that is no longer needed.
     2. Settle the  accounts  payable  related to the  previous  operations.
     3. Provide incentive to the short-term note holders to exchange their notes and warrants for 5% of the Company's common stock.
     4. Negotiate the termination of operating and capital lease agreements.
     5. Maintain the status of the corporation as a public Company through required SEC filings and compliance with other governmental regulations.
     6. Complete the contract with Right2Web in which the Company will have new management and Right2web will receive Series A preferred shares that are convertible to 92% of the Company's common stock.

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

2. The Company intends to investigate going back into designing, manufacturing and selling of fibre channel based network file server systems which are designed to increase data transfer and file storage on computer networks.

     In 1999, the Company began implementing its financial and operating strategies.

1.   The Company sold the license rights to its technology for $175,000.

2. The Company entered an agreement with the landlord and cancelled the operating lease for its offices located at 2 Robbins Road, Westford, Massachusetts. No additional obligations were incurred as a result of this cancellation.

3. The Company returned to the supplier certain equipment that was obtained under capital lease agreement. In exchange for the cancellation of the lease, the Company paid $6,800 in cash and transferred certain accounts receivables to settle an additional $6,800 payable to the supplier.

4. The Company entered a release agreement regarding payment of any future royalties.

5. Management is in the final stages of an arrangement that will exchange shares of a new start-up company for 92% of the Company's common stock and revamp the fibre channel storage business and make strategic acquisitions. Also, a proposal was made to the note holders, and accepted by them to convert their notes to 5% of the Company's common stock after the exchange. The conversion will take place simultaneously with the exchange of shares transferring a 92% interest in the Company to Right2web.

     The Company has incurred substantial losses since inception and has been engaged primarily in product development. The Company had funded its losses primarily from a combination of debt and equity financings. In addition, at September 30, 2000, the Company had a working capital deficiency and a stockholders' deficit. Also, the Company's new business, assuming the Right2web transaction closes, is subject to various risks including intense competition, need for substantial funds and qualified personnel, internet security concerns, potential technological difficulties, development of new technology, reliance on key personnel, and the continuance of favorable market conditions for internet companies.

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

      Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents at September 30, 2000.

      Inventories

      The Company had no inventories for the fiscal year ended December 31, 1999. Inventories were recorded at $0 at December 31, 1998, which reflected in charges to cost of sales of $542,000 for the write-down to market. Inventories were stated at the lower of cost (first-in, first-out) or market.

      Property and Equipment

     Property and equipment were recorded at cost. Depreciation was computed using the straight-line method over the estimated useful lives of the related assets ranging from three to five years. Property held under capital leases are amortized over the lesser of the lease term or their estimated useful lives. In 1999, the Company sold most of its equipment for $65,000 and wrote off the balance. As of September 30, 2000, the Company had no fixed assets.

      Long-Lived Assets

     The Company follows the provisions of the Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS 121 establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of.

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

      Revenue Recognition

     Revenue was recognized on sales to end users when products were accepted.


      Research and Development

     When research and development costs were incurred, they were expensed, as incurred.

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

      Concentrations of Credit Risk and Major Customers


     The Company had no credit risk because it had no receivables on September 30,2000.

      Stock Options

     The Company follows the provisions of ("SFAS No. 123"), Accounting for Stock-Based Compensation. The Company has elected to continue to account for stock options at their intrinsic value with disclosure of the effects of fair value accounting on net earnings (loss) and earnings (loss) per share on a pro forma basis.

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

                              Augment Systems, Inc.
                         Notes to Financial Statements
                                  (Continued)

3.    Accrued Expenses

      As of September 30, 2000, accrued expenses consist of the following:


                                                   1999
                                                   ----
         Severance                               45,000
         Professional Fees                       13,631
         Interest                               240,000
                                               --------
         Total accrued expenses               $ 298,631
                                               ========

     Included in accrued expenses is an accrual of $45,000 related to a severance agreement with a former President and Chief Executive Officer of the Company. In April 2000, note holders agreed to convert their notes, warrants and accrued interest into an aggregate of 5% of the common shares of the Company.

4.  Sale of Securities/Proposed Business

     On March 11, 2000, the Company entered into a Stock Purchase Agreement pursuant to which the Company will sell to Right2web.Com, Inc. ("Right2web") Company preferred shares for $10,000 in cash and a 7% note due in one year for $40,000. On September 12, 2000 an amended agreement was entered into which changed the terms of the agreement such that the outstanding shares of Right2web would be exchanged for 92% of the Company.

     Right2web is a start-up venture with no assets or liabilities. At the closing of the transaction, the stockholders of Right2web will exchange their shares of Right2Web for shares of the Company's Series A Convertible Preferred Stock subject to various conditions of closing, including conversion of all outstanding warrants, options and convertible notes into equity, of which all of the convertible notes payable have agreed to convert as of this date. Upon exchange of the Preferred Stock, Right2Web will own 92% of the Company. After dilution, current stockholders would hold 3% of the Company's common stock and the convertible note holders would hold 5%.

     As of July 18, 2000, Augment has successfully received permission to convert $1,500,000 in secured convertible debt into 5% of the common stock from the noteholders ("noteholder conversion"). Right2web has indicated that it is ready to close the Stock Purchase Transaction. A request of Augment stockholders was made to execute a consent to the following actions:

        1.  The Right2web transaction

        2.  The Noteholder conversion

        3. Election of three directors, namely Jeffrey Leventhal, Duane Mayo and a designee of Jeffrey Leventhal, to be named;

        4. Ratify the appointment of Bloom and Company as new auditors replacing BDO Seidman;

        5.  Adopt  a  reverse   stock  split  and  increase  the   authorized
            capitalization   from  50,000,000   shares  of  common  stock  to
            148,000,000 of common stock, and 2,000,000 shares of preferred stock as the Board of Directors deems appropriate; and

        6. Omnibus authority to take all actions in the furtherance of the foregoing.

                              Augment Systems, Inc.
                         Notes to Financial Statements
                                  (Continued)

     Right2Web.Com, is owned principally by Jeffrey Leventhal, a former director of the Company who resigned in March 1999. Mr. Leventhal has previously owned three information technology companies. His most previous venture was sold to a public company, Netlojix Communications, Inc. (NASDAQ:NETX). Management of Right2web, namely Jeffrey Leventhal and Milton Barbarosh believe that Augment's fibre channel storage technology business is still a viable business. Augment may seek to revitalize and update the previous Augment fibre channel technology. Augment would seek to accomplish this through the establishment of a relationship with a university technology program, additional financings and/or joint ventures. Management will simultaneously seek to acquire one or more integration and professional services firms and develop and expand a sales channel via acquisitions of strategic businesses. In addition, new management will seek to acquire other complimentary companies in the information technology business. Management of Right2web has also advised that it intends to make strategic acquisitions in businesses, which may provide related services to small to mid-size businesses such as advertising, marketing and consulting firms.

     Since Right2web is a start-up venture, it will, among other things, be subject to intense competition, the need for substantial financing, unforeseen technological changes, the risks inherent in any internet business such as security concerns, technological difficulties, development of new technology, the need to attract qualified personnel, reliance on Jeffrey Leventhal, and the continuance of favorable market conditions for internet companies, etc.

                              Augment Systems, Inc.
                         Notes to Financial Statements
                                  (Continued)



5.  PRO FORMA UNAUDITED STATEMENTS - SUBSEQUENT EVENT

               PROFORMA BALANCE SHEET AND STATEMENT OF OPERATIONS

     The following pro forma balance sheet and statement of operations has been derived from the unaudited balance sheet and unaudited statement of operations of the Company at June 30, 2000 and the six months then ended and adjusts such information to give effect to the purchase of Right2web.com as if the acquisition had occurred at June 30, 2000. The pro forma balance sheet and statement of operations are presented for informational purposes only and do not purport to be indicative of financial conditions that actually would have resulted if the purchase had been consummated at June 30, 2000. The pro forma balance sheet should be read in conjunction with the notes thereto and the Company's consolidated financial statements and related notes.

                                  BALANCE SHEET
                              ACTUAL AND PRO FORMA
                                  JUNE 30, 2000


Assets

Current assets                                           Actual             Pro Forma
                                                       (Unaudited)         Adjustments        Pro Forma

Cash                                                   $ 105,596                   --         $ 105,596

     Total current assets                                105,596                   --           105,596

Goodwill                                                                       40,480 (1)
                                                              --              (40,480)(2)            --

     Total assets                                      $ 105,596            $      --         $ 105,596

Liabilities and Stockholders' Equity
Current Liabilities

Accounts payable                                          54,942                  --             54,942
Accrued expenses                                         274,342         (   210,000)(3)         64,342
Bridge financing                                       1,395,701         ( 1,395,701)(3)             --
Convertible promissory notes                               6,432                 --               6,432
Current portion of obligation under
   capital leases                                         46,760                 --              46,760

     Total current liabilities                         1,778,177         (1,605,701)            172,476

See Notes to Pro Forma Financial Statements

                                 BALANCE SHEETS
                              ACTUAL AND PRO FORMA
                                  JUNE 30, 2000
                                   (Continued)


                                                              Actual           Pro Forma
                                                            (Unaudited)       Adjustments        Pro Forma

Commitments

Common Stock

Common stock, $.01 par value; 50,000,000
  authorized prior to filing of an amended
  certificate to increase authorized shares of
  common stock to of 150,000,000, $.0001
  par value.  12,498,953 shares issued and
  outstanding at June 30, 2000.   On a pro
  forma basis 131,489,715 shares issued
  and outstanding at June 30, 2000.                           124,989                             13,149
Cancellation of 15,778,406 shares issued,
  3,279,453 issued after June 30, 2000                                         (124,989)(4)

Issuance of 3,947,600 post reverse split
  shares at $.0001 par value per share
  to prior stockholders.                                                            394 (4)

Issuance of 6,574,336 post reverse split shares
  at .0001 par value per share to bridge
  financing note holders.                                                           658 (3)

Issuance of 120,967,779 post reverse
  split shares at $.0001 par value per share in
  exchange for preferred shares held by
  Right2Web.com, Inc. stockholders.                                              12,097 (1)

Preferred Stock

Preferred stock, $.01 Par value; 2,000,000 shares authorized, none issued

Issuance of 1,416,666 shares to Right2web.com,
  Inc. Stockholders in exchange for
  Right2web.com common shares                                                    14,167 (1)

See Notes to Pro Forma Financial Statements

                                 BALANCE SHEETS
                              ACTUAL AND PRO FORMA
                                  JUNE 30, 2000
                                   (Continued)

                                                         Actual             Pro Forma
                                                       (Unaudited)         Adjustments       Pro Forma



Preferred Stock (Continued)

1,416,666 preferred shares cancelled and
converted to common stock                                                   (14,167)  (1)

Additional Paid-in capital

Additional Paid-in capital                            21,804,866                              21,959,687
Additional Paid-in capital from
  reduction in par value from $.01 to
  $.0001 and the number of outstanding
  shares from 15,778,408 to 3,944,602                                       124,595  (4)

Additional Paid-in capital from
  conversion of preferred stock                                              28,383  (1)

Additional Paid-in capital from
  conversion of notes                                                         1,542  (3)

Deficit

Deficit                                              (23,602,436)                --          (22,039,716)
Gain from conversion of notes                                 --          1,603,501  (3)              --
Write off excess purchase price
  of Right2Web.com                                            --       (     40,480) (2)              --

     Total stockholders' equity                      ( 1,672,581)         1,605,701       (       66,880)

     Total liabilities and
         stockholders' equity                      $     105,596  $              --        $     105,596


See Notes to Pro Forma Financial Statements

                              AUGMENT SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                              ACTUAL AND PRO FORMA
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)


                                                    Actual                Pro Forma
                                                  (Unaudited)            Adjustments           Pro Forma


Sales                                        $            --       $             --      $            --

Operating expenses:

General and administrative expenses                   68,100                     --               68,100
Refund of prior year's expenses                    (  19,934)                    --              (19,934)
Excess Acquisition cost                                   --                 40,480 (2)           40,480

Total operating expenses                              48,166                 40,480              (88,464)

Other income (expense):

Interest income (expense)                            (60,000)                    --              (60,000)

Net loss before extraordinary item                  (108,166)              ( 40,480)            (148,646)

Extraordinary income
  Gain from conversion of debt                            --              1,603,501 (3)        1,603,501

Net income (loss)                                   (108,166)             1,563,021            1,454,855

Net (loss) per share of common stock:
Basic and diluted
Net loss before extraordinary item                 (     .04)                                        --
Extraordinary item                                                                                  .01
Net income (loss)                                  (     .04)                                       .01

Weighted average number of shares
   outstanding                                     3,049,738(a)                             131,489,715
                                                   =========                                ===========
(a)      Post split 1 for 4

See Notes to Pro Forma Financial Statements

                        AUGMENT SYSTEMS, INC.
                   NOTES TO THE PRO FORMA FINANCIAL STATEMENTS

Issuance and Cancellation of Preferred Stock

Issuance of Series A Convertible Preferred Shares

     (1) Twenty-one days after the mailing of an Information Statement to the Company's stockholders' ("Effective Date"), the Company will close the exchange of 1,416,666 shares of Series A Convertible Preferred Stock, Par value $.01, and acquire the outstanding shares of Right2web.com, Inc. ("Right2web"). The purpose of the acquisition was to purchase the goodwill of Right2web valued at $40,480 (See Note 5). The acquisition of goodwill increased the Company's Preferred Stock and Paid-in Capital by $14,167 and $28,383, respectively.

Conversion of Preferred Shares to Common Shares

     The stockholders of Right2web have agreed that they will convert their Series A Preferred Shares to 120,967,779 post reverse-split shares, representing 92% of all outstanding shares of the Company as of the Effective Date. The Company will cancel the Preferred Shares ($14,167), upon the issuance of the common shares.

Excess acquisition cost

(2) Augment has taken the position that the purchase of the shares of the recently formed non-operating Right2web is not a business combination under APB opinion 16. Accordingly, the excess acquisition cost of $40,480 (see note 4) over the fair market value of the net assets acquired is to be treated as an expense item of the Company.

Conversion of Notes to Common Stock

     (3) On April 7, 2000, the Company's bridge-loan note holders agreed to convert their notes and warrants to five percent (5%) of the common stock of the Company subject to the closing of the stock acquisition agreement with Right2Web. The conversion of bridge-loan notes will result in the issuance of 6,574,336 post reverse-split shares to note holders. The fair value of the shares of common stock given in exchange for $1,395,701 (face amount $1,500,000) of bridge-loan notes and $210,000 of accrued interest on the notes was $2,200 (See Note 4.) The difference between the fair value of the equity interest granted and the carrying amount of the notes is recognized as a gain of $1,603,501 on restructuring of the notes payable.

                              AUGMENT SYSTEMS, INC.
                   NOTES TO THE PRO FORMA FINANCIAL STATEMENTS


Number of Shares and Par Value of Common Stock

Reverse Stock-Split

     (4) On September 12, 2000, a majority of the stockholders of Augment System's, Inc. ("Augment" or the "Company") approved a reverse stock-split where they will receive one share for each four shares they own of the Company's common stock, par value $0.01 per share (the "Common Stock"). Under the plan, the stockholders will surrender their existing shares and receive one newly issued share for every four shares they hold.

     At June 30, 2000, on a pro forma basis, the number of outstanding common shares of the Company was 15,778,408 shares. These outstanding shares will be cancelled and 3,944,602 new post reverse-split shares will be issued.

Number of Authorized Shares

     The Company's stockholders agreed to increase the number of authorized common shares from fifty million shares to one hundred fifty million shares and to decrease the par value from $.01 per share to $.0001 per share.

Change in Par Value of Existing Shares

     As a result of the reverse stock-split and a reduction in par value, the balance of $124,989 in common stock on June 30, 2000 had to be adjusted on a pro forma basis. The amount of common stock was recorded at $394 and the $124,595 balance was transferred to additional paid-in capital.

Independent Appraisal

     In order to facilitate the transaction which the Company considers a reverse takeover, the Company ordered an estimation of the fair market value of the Company's shares of common stock being exchanged with Right2web. The estimated fair value of the common equity of Augment on September 12, 2000, as determined by an independent valuation, was $44,000. Based on this estimation, the shares purchased by Augment of Right2web, which represents 100% of the outstanding shares of Right2web, were assigned a value of $40,480. The shares to be issued to the bridge noteholders was assigned a value of 5% of $44,000 or $2,200. The remaining stockholders, value received was 3% or $1,320.

                              AUGMENT SYSTEMS, INC.
                   NOTES TO THE PRO FORMA FINANCIAL STATEMENTS


Costs of transactions

     The pro forma statement of operation excludes the following non-recurring expenses which will be incurred in connection with, or due to, the proposed transaction:

     (a) Estimated professional fee of $35,000 related to the transaction for legal and accounting.

     (b) Estimated appraisal fee of $6,000 to value the Augment shares being exchanged for the Right2web shares.


Financial information of Right2Web.com Inc.

     Right2Web.com, Inc. (RTW) was formed on March 2, 2000 as a New York corporation with 20,000,000 shares authorized, par value $.001. As of June 30, 2000, RTW had 10,416,666 shares issued and outstanding and had no financial transactions other than:

1.       Forming the Company.
2.       Stockholders subscribing to shares.
3.       Entering into an agreement with Augment Systems, Inc.
4. Development costs of the business model which have been contributed by its chairman Mr. Jeffrey Leventhal without remuneration to him.

         RTW condensed balance sheet is as follows as of June 30, 2000.

                  Assets

         Current Assets                                                  --

                  Liabilities

         Current Liabilities                                             --

                  Stockholders' Equity

         Capital stock 20,000,000 authorized par value
            $.001,10,416,666 issued and outstanding                $ 10,417

         Subscriptions receivable                                   (10,417)

                              Augment Systems, Inc.
                         Notes to Financial Statements
                                  (Continued)

ITEM 6.  Management's Discussion and Analysis or Plan of Operation


NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

     The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. Except for historical information contained herein, the matters discussed in the Liquidity and Capital Resources section below contain potential risks and uncertainties, including, without limitation, risks related to the Company's ability to successfully identify potential merger partners, retain key employees and settle any outstanding debts. The Company will need to attract partners in order to execute its revised business strategy and there can be no assurance that the Company will be successful in attracting such partners.

General

     Prior to January 15, 1999, Augment Systems, Inc. designed, developed and sold fibre channel based network file server systems designed to increase data transfer and file storage on computer networks. In September 1998, the Company obtained $1,500,000 in bridge financing of secured convertible promissory notes and common stock purchase warrants. The Company used a portion of the proceeds of the bridge financing to repay, in full, its indebtedness to a major bank. In November 1998, the Company was informed by an investment bank which provided the bridge financing, that they would be unable to secure the additional funding required to repay the outstanding bridge loan, and could not provide the Company with the necessary working capital to support the execution of its business plan and ongoing operations. The Company began to seek alternative financing but was unable to secure the necessary funds to maintain ongoing operations.


Plan of Operation

     In January 1999, the Board of Directors elected to suspend ongoing operations, layoff all but one of its employees, dispose of all assets, attempt to settle any outstanding short and long term debts, seek buyers for its technology and explore merger opportunities.

Results of Operations

     During the nine month periods ended September 30, 2000, the Company recognized no revenues. During the nine month period ended September 30, 1999, the Company recognized revenues from the sale of its licensing rights of its technology for $175,000. The Company does not anticipate sales of any products or service for the next few months and is concentrating its efforts on a new business plan, settlement of outstanding debts and exploration of potential mergers.

     The Company realized a net loss of approximately $155,849 for the nine month period ending September 30, 2000 as compared to a gain of $122,147 for the nine month period ending September 30, 1999. The recognition of income in the nine month period ending September 30, 1999 is the result of the sale of the Company's licensing rights.

     Research and development cost for the nine month periods ended September 30, 2000 and 1999 was $0. The Company is not currently conducting any research and development activities but does not preclude this activity after the arrangement with Right 2 Web is completed.

     General and administrative costs for the nine months ended September 30, 2000 were $65,849 as compared to $239,469 for the nine month period ended
September 30, 1999. These costs for the first nine months in 2000 include a refund of prior year's expenses of $19,934, which was netted against actual general and administrative expenses of $$85,783. The Company currently has one non-salaried employee. Expenses for the period ended September 30, 2000 were primarily professional fees and interest expense.

     Selling and marketing costs for the nine months ended September 30, 2000 and 1999 were $0. The Company is not currently conducting any sales and marketing activities but intends to do so in the future.

     The Company currently has one full-time employee engaged in the disposition of assets, settlement of outstanding debts, sale of the Company's technology, and concluding the Right2web transaction.

                              Augment Systems, Inc.
                         Notes to Financial Statements
                                  (Continued)

ITEM 6.  Management's Discussion and Analysis or Plan of Operation (continued)

     In September 1998, the Company obtained $1,500,000 in bridge financing of secured convertible promissory notes and common stock purchase warrants from certain investors (the "Convertible Note holders"). The Company used a portion of the proceeds of the bridge financing to repay, in full, its indebtedness to Fleet National Bank. The convertible promissory notes were due and payable upon the earlier of the closing of a financing of a minimum of $4,000,000 or in September 1999. In November 1998, the Company was informed by the investment bank, which provided the bridge financing, that they would be unable to secure the additional funding required to repay the outstanding bridge loan and provide the Company with the necessary working capital to support its business plan and ongoing operations. The Company began to seek alternative financing but was unable to secure the necessary funds. On January 15, 1999, the Board of Directors decided to shut down operations, lay-off all but one of its employees, liquidate assets, seek buyers for the Company's technology and look for merger partners. On April 7, 2000, the Company requested that the Convertible Note holders convert their interest into the aggregate of five percent (5%) of the equity of the Company after completion of the Right2web transaction. To date, all convertible note holders have agreed to convert their rights into equity in the Company as previously described.

     These factors raise substantial doubt about the Company's ability to continue as a going-concern. The Company is dependent on its ability to settle all debts with creditors, attract purchasers of the Company's technology and attract potential merger partners. This will undoubtedly result in substantial dilution to existing stockholders. Although the Company has effectively ceased operations, there are numerous secured and unsecured creditors who could commence litigation against the Company - see Part II, Item 1 - Legal Proceedings. In the event that the Company has insufficient funds to settle or defend these matters, the Company or its creditors could cause the filing of a bankruptcy proceeding. See Business - Potential for Bankruptcy - Need for Additional Financing.

     In the event of the closing of the transaction with Right2web, the Company will need to obtain additional financing in order for the Company to commence operations. There is no assurance that the Company will be able to obtain such additional financing or that the terms of such financing will be acceptable.

     The Company is now authorized to issue up to 148,000,000 shares of its Common Stock and up to 2,000,000 shares of Preferred Stock. As of September 30, 2000, there were 15,778,406 shares of the Company's Common Stock issued and outstanding and no Preferred Stock issued and outstanding. Prior to September 30, 2000 the Company had issued an additional 600,000 shares of common stock to Monarch Financial Corp. (Monarch) in exchange for cash in the amount of $60,000. The shares issued to Monarch contain "piggy-back" registration rights.

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

     In the fourth quarter of 2000 the Company will close the transaction with Right 2 Web. Upon that event the Company will have 131,489,961 shares outstanding.

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

                              Augment Systems, Inc.
                         Notes to Financial Statements
                                  (Continued)

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999


Results of Operations

     During the three month periods ended September 30, 2000 and 1999, the Company recognized no revenues.

     The Company realized a net loss of approximately $47,683 for the three month period ending September 30, 2000 as compared to a loss of $39,965 for the same period in 1999.

     Research and development cost for the three month periods ended September 30, 2000 and 1999 was $0. The Company is not currently conducting any research and development activities but does not preclude this activity after the arrangement with Right2web is completed.

     General and administrative costs for the three months ended September 30, 2000 were $17,683 as compared to $203,969 for the three month period ended
September 30, 1999. The Company currently has one non-salaried employee. Expenses for the period ended September 30, 2000 were primarily professional fees and interest expense.

     Selling and marketing costs for the three months ended September 30, 2000 and 1999 were $0. The Company is not currently conducting any sales and marketing activities but intends to do so in the future.

     The Company currently has one full-time employee engaged in the disposition of assets, settlement of outstanding debts, sale of the Company's technology, and concluding the Right2web transaction.

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                       ---------------------------------------------------
                       None

ITEM 5.                OTHER INFORMATION
                       -----------------
                       None

ITEM 6.                EXHIBITS AND REPORTS ON FORM 8-K
                       ---------------------------------
                       None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 AUGMENT SYSTEMS, INC.
DATE:
November 13, 2000                 By:/s/Duane A. Mayo
-----------------                 --------------------

                                  Duane A. Mayo
                                  Chief Financial Officer
                                  Treasurer and Director
                                 (Principal Financial and Accounting Officer)