Form 10KSB
period 2000-12-31
AUGMENT SYSTEMS INC
filed 2001-04-02
CIK 1004605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

          (X) Annual report under Section 13 or 15(d) of the Securities
                             Exchange Act of 1934:

                   For the fiscal year ended December 31, 2000

     ( ) Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the transition period from      to

                         Commission file number 0-22341

                              AUGMENT SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


               Delaware                                      04-3089539
               --------                                      ----------
    (State or other jurisdiction of                      (I. R. S. Employer
     incorporation or organization)                       identification No.)


    P.O. Box 1111, West Newbury, MA,                            01985
  (Address of principal executive offices)                   (Zip Code)

                                  978-363-5349
              (Registrant's telephone number, including area code)

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                 Not Applicable

      Securities registered pursuant to Section 12(g) of the Exchange Act:


Title of each class:                  Name of each exchange on which registered:
- -------------------                   -----------------------------------------

Common Stock, $.0001 par value        Over the Counter Bulletin Board
                                      under Symbol AUGN

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirement  for the past 90 days.
(1) Yes X NO___ (2) Yes X NO___


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form. [X]

As of March 15, 2001, there were 131,489,715 shares of the Issuer's Common Stock, $.0001 par value, issued and outstanding. The aggregate market value of the Issuer's voting stock held by non-affiliates was approximately $2,630,484 based upon the average of the bid and asking prices of such stock on that date.

Item 1.  Description of Business


General/Proposed Business

                             BUSINESS OF THE COMPANY

     Augment Systems was a developer of Fibre Channel technology for the fast growing data storage/fibre channel market and has had no operations for the past two years. However, going forward the Company intends to update the proprietary fibre channel technology originally developed by Augment's previous research and development team and to build an integration and professional services firm and sales channel via development and acquisitions of strategic businesses.

     The Company suspended operation in January 1999. Thereafter, Duane Mayo, the lone officer and director of the Company sought to pay off debts and/or resolve all claims and seek an acquisition candidate. After several proposed transactions were not consummated, Jeffrey Leventhal a former director of the Company acquired a controlling interest in the Company through an exchange of shares with a company he controlled, Right2web, Inc. ("Right2web").

     Mr. Leventhal was instrumental in negotiating the conversion of $1.5 million of the Company's debt in an aggregate of five percent (5%) of the common stock of the Company. See Notes 3 and 13 of the Financial Statements.


THE FUTURE OPERATIONS OF AUGMENT

     Management of Right2web, namely Jeffrey Leventhal and Milton Barbarosh, believe that Augment's fibre channel storage technology business is still a viable business. Augment will seek to revitalize and update the previous Augment fibre channel technology. Augment would seek to accomplish this through the establishment of a relationship with a university technology program, additional financings and/or joint ventures. Management will simultaneously seek to acquire one or more integration and professional services firms and develop and expand a sales channel via acquisitions of strategic businesses. In addition, new management will seek to acquire other complimentary companies in the information technology business.

     There is no assurance that Augment's new management will be successful in its research and development of the fibre channel storage technology or that Augment will be successful in selling such products or that Augment will have sufficient capital resources to accomplish its business objectives. In essence, Augment is a re-start-up operation with a new management team. Augment will need to raise additional capital through the sale of equity or convertible debt which could have a dilutive effect on current stockholders. At this time, however, new management believes that Augment needs to explore all possible means to revitalize its now ceased operations.

     The original Right2web business model was to build a business-to-business internet destination portal where small to medium sized companies could host their web sites and direct employees to procure information, productivity tools and products. In addition, Right2web intended on assisting companies in developing and hosting enabled web sites. However, due to the changes in the marketplace acceptance of business-to-business internet companies, new management has determined that Augment should focus on the fibre channel storage technology business.

     Augment will, among other things, be subject to intense competition (i.e. Brocade(R), Gadzooks(R), JNI Fibre(R)), the need for substantial financing, unforeseen technological changes, the risks inherent in any technology business such as security concerns, technological difficulties, development of new technology, the need to attract qualified personnel, as well as reliance on Jeffrey Leventhal and Milton Barbarosh and the continuance of favorable market conditions for internet companies, etc.

Employees

     As of March 21, 2001, the Company has three non-compensated employees, Mr. Jeffrey Leventhal, CEO, Chairman, Duane Mayo, Secretary-Treasurer and Milton Barbarosh, Vice President.

Potential for Bankruptcy - Need for Additional Financing

     The Company's continued viability depends, in part, on its ability to negotiate or litigate substantial reductions in the amounts owed by the Company to its creditors and successfully settle or defend any creditor's claims or actions. In the event the Company is unable to achieve this objective, it would not have adequate cash resources to meet its obligations and would, in most likelihood, be forced into a petition in bankruptcy. In addition, the creditors of the Company could place the Company in bankruptcy. Either of the foregoing events would have a material adverse effect on the value of the Company to its current shareholders, secured and unsecured creditors. In the event of bankruptcy, current equity and warrant holders could be substantially diluted.

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

ITEM 2.  Description of Property

Facilities

     The Company operates its day-to-day operations from the Chief Executive Officer's office, located in Boca Raton, Florida but uses the Company's Chief Financial Officers address in Massachusetts as the Company's official address. The Company believes that its facilities are adequate to meet its short term business requirements.

Item 3.  Legal Proceedings

     In March 1998, the Company's former President and CEO, Lorrin Gale, left the Company at the request of the Board of Directors. On May 29, 1998, Mr. Gale filed a complaint against the Company in the Superior Court of the Commonwealth of Massachusetts seeking relief for breach of an employment contract. In September 1998, the Company reached a settlement with Mr. Gale, which required that the Company pay $150,000 in severance pay and an additional $45,000 in increments of $15,000 over the next three years commencing in July 1999. In the event the Company does not make payments under the terms of the settlement agreement or is unable to work out an arrangement for payment, Mr. Gale could obtain a judgment against the Company, which would have a material adverse affect on the prospects of the Company.

     The Company is not involved in any other material legal proceedings. Although the Company has effectively suspended operations, there are numerous secured and unsecured creditors who could commence litigation against the Company. In the event that the Company has insufficient funds to settle or defend these matters, the Company or its creditors could cause the filing of a bankruptcy proceeding. See Item 1 - Business - Potential for Bankruptcy - Need for Additional Financing and Item 6 - Management's Discussion and Analysis or Plan of Operation. Mr. Gale died in March 2000, and the Company is negotiating with his estate to convert the balance due Mr. Gale into equity.

Item 4. Submission of Matters to a Vote of Security Holders

     An Information Statement was furnished by the Company to stockholders on December 18, 2000, in connection with actions taken by consent of a majority of the stockholders, which was mailed on or about July 18, 2000. On September 11, 2000, a majority of the Company's stockholders had returned consents approving the transactions described below:

1. The election of Jeffrey Leventhal, Duane A. Mayo, and Milton Barbarosh, as directors of the Company, to hold office until the next annual meeting and until their successor is duly elected and qualified.

2. Approving the appointment of the accounting firm of Bloom & Company as the Company's new outside auditors.

3. Ratifying, adopting, and approving the Stock Purchase Agreement, dated as of March, 2000, by and between Right2Web.com, Inc. ("RTW" or "Right2web") and the Company.

4. Declare a four for one reverse stock split of the Company's outstanding Common Stock, to be accounted for as a reverse stock dividend and to increase the authorized capitalization of the Company.

5.   Approve Amendment No. 1 to the Loan Agreement.

6. Approving such other actions as the directors of the Company deem necessary and appropriate to carry out the intent and purposes of the foregoing resolutions.

Item 5. Market for Common Equity and Related Stockholder Matters

                            MARKET FOR COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is currently traded on the Bulletin Board Over-the-Counter under the symbol "AUGN". The Company's Common Stock Purchase Warrants are no longer traded. The Company's stockholders approved an increase of the Company capital stock to 148,000,000 shares of common stock, par value $.0001, and 2,000,000 shares of preferred stock, par value $.001. In addition, on February 8, 2001, the Company's common stockholders received one (1) share for every four (4) shares owned.

     The following table sets forth the range of high and low prices quoted for the Common Stock for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.


Period                             High ($)           Low ($)

Year Ended December 31, 1999

First Quarter                       .25                 .005

Second Quarter                      .09                 .05

Third Quarter                       .09                 .05

Forth Quarter                       .04                 .005

Year 2000

First Quarter                       .65                 .015

Second Quarter                      .25                 .001

Third Quarter                       .3125               .10

Fourth Quarter                      .60                 .10

Dividend Policy

     The Company has never paid any cash dividends and does not anticipate payment of cash dividends on the Company's Common Stock in the foreseeable future. Under Delaware General Corporation Law, dividends may be paid only out of legally available funds as prescribed by statute, subject to the discretion of the Company's Board of Directors.


Recent Sales of Unregistered Securities

     1. In December 1998, the Board of Directors authorized the issuance of an additional 3,592,816 shares of Common Stock to 66 accredited investors who participated in private placements of the Company's Common Stock during January and May 1998. The issuance of the shares was pursuant to specific terms of the private placement relating to missing certain revenue milestones. In July of 2000, the Company issued those shares.

     2. In December 1998, the Board of Directors authorized the issuance of warrants to purchase 359,282 shares of Common Stock to the underwriter involved in private placements of the Company's Common Stock during January 1998 and May 1998. The issuance of the warrants was pursuant to specific terms of the private placement relating to missing certain revenue milestones. As of December 31, 2000, the Company had not issued those warrants.

     3. In June 2000, the Company sold Six Hundred Thousand (600,000) shares of the Company's Common Stock (the "Monarch Shares") to Monarch Financial Company of America, a registered broker-dealer for the sum of $.10 per Share (for a total of $60,000) (the "Purchase Price"). Monarch agreed to act as a "market maker" for the Company and Monarch filed a Form 15c-211 and the Addendum to Form 15c-211 and such other forms and information as were reasonably requested by the NASDAQ and the NASD to cause the Company's Common Stock to resume trading on the NASDAQ over-the-counter market. The Company also entered into a Registration Rights Agreement with Monarch in connection with the sale of the Monarch Shares. Whenever Augment proposes to register any of its securities under the Securities Act (other than (i) pursuant to a Demand Registration, or (ii) in connection with registrations on Form S-4, S-8 or any successor or similar forms) and the registration form to be used may be used for the registration of Registrable Securities (a "Piggy-back Registration"), Augment shall give prompt written notice to the Monarch holders of Registrable Securities of its intention to effect such a registration and shall include in such registration all
Registrable Securities with respect to which Augment has received written requests for inclusion therein within twenty (20) days after the receipt of Augment's notice. The Registration Expenses of the holders of Registrable Securities shall be paid by Augment in all Piggy-back Registrations. If a Piggy-back Registration is an underwritten primary registration on behalf of Augment, and the managing underwriters advise Augment in writing that, in their opinion, the number of securities requested to be included in such registration exceeds the number which can be sold in an orderly manner in such offering within a price range acceptable to Augment, then Augment shall include in such registration (i) first, the securities Augment proposes to sell, and (ii) second, all other securities (including the Registrable Securities) requested to be included in such registration, pro rata among the holders of such securities on the basis of the number of shares owned by each such holder. If a Piggy-back Registration is an underwritten secondary registration on behalf of holders of Augment's securities other than holders of Registrable Securities, and the managing underwriters advise Augment in writing that, in their opinion, the number of securities requested to be included in such registration exceeds the number which can be sold in an orderly manner in such offering within a price range acceptable to the holders of a majority of the Registrable Securities to be included in such registration, then Augment shall include in such registration (i) first, the securities requested to be included therein by the holders requesting such registration and (ii) second, all other securities
(including Registrable Securities) requested to be included in such registration, pro rata among the holders of such securities on the basis of the number of shares owned by each such holder.

     4. In September 1998, the Company obtained $1,500,000 in bridge financing consisting of secured convertible promissory notes and 750,000 common stock purchase warrants. The promissory notes bear interest at the rate of 8% and are to be repaid at the earlier of July 31, 1999 or (i) any sale, pledge, assignment or disposition of any assets of the borrower (ii) any merger or consolidation of the borrower or "change of control" of the borrower or (iii) proceeds of at least $4,000,000 from the sale or issuance of any debt or equity securities or proceeds of any loans. Each warrant shall be exercisable for the number of shares equal to 50% of the principal amount of the loans. The warrants are exercisable at $.40 per share and expire five years from the date of issuance. At December 31, 2000, the Bondholders had agreed to take 6,574,336 common shares of the Company in exchange for the outstanding Bonds, warrants and interest of $270,000. Because the shares were not issued until 2001, the liability shows on the balance and is adjusted on the Proforma Balance Sheet shown at Note 13 to the financial statements.

     The offerings described in Numbers 1 through 4, inclusive, were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and the Securities and Exchange Commission Rule 506.

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

     Revenue for the fiscal year ended December 31, 1999 was $185,489 as compared to $-0- in revenues for the fiscal year ended December 31, 2000. Revenues in 1999 resulted from the sale of software and licenses versus no revenues in 2000.

     The Company incurred no research and development costs for the two fiscal years ended December 31, 2000. The Company does not anticipate spending any additional funds on research and development in the immediate future.

     General and administrative costs for the fiscal year ended December 31, 1999 were $177,757 as compared to $157,898 for the fiscal year ended December 31, 2000. The $19,859 decrease is attributable to decreased spending on professional fees.

     The Company incurred no sales and marketing costs for the two fiscal years ended December 31, 2000.

     The Company recognized a net profit for the fiscal year ended December 31, 1999 of $184,527 as compared to a net loss of $257,818 for the fiscal year ended December 31, 2000. The main differences between 1999 and 2000 were the extinguishment of debt of $352,645 and the sale of license rights, both in 1999.

     The Company currently has three part-time employees to attempt to settle any outstanding short and long-term debts, seek buyers for its technology, explore merger opportunities, and start to redevelop the Company's fibre channel technology.

Liquidity and Capital Resources

     The Company has on a proforma basis negative working capital of $156,532 and no income.

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

     The Company is presently authorized to issue up to 148,000,000 shares of its Common Stock and up to 2,000,000 shares of Preferred Stock. As of March 15, 2001, there were 131,489,715 shares of the Company's Common Stock issued and outstanding and no Preferred Stock issued and outstanding.

Capital Expenditures

     The Company does not have any commitments for capital expenditures at this time.

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

ITEM 7.  Financial Statements

See financial section.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company had no disagreements with it's accountants in the year 2000.


ITEM 9. Director's Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

      The current directors, executive officers and key employees of the Company, their ages and their positions held in the Company are as follows:

NAME                           AGE        POSITION
- ----                           ---        --------

Jeffrey Leventhal              30         Chief Executive Officer
                                          President
                                          Chairman of the Board of Directors

Milton Barbarosh               45         Director
                                          Vice President

Duane A. Mayo                  47         Vice President of Finance
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

Background of Directors

     JEFFREY LEVENTHAL is the former President and principal shareholder of Remote Lojix/PCSI, Inc. of New York City, a national computer integration, staffing and service vendor. After completing two acquisitions Remote Lojix/PCSI was sold to a publicly traded firm. Prior to founding that company, Mr. Leventhal was Vice President of Sales at LANSafe Network Services, Inc. of New York City, a network integration and management firm. Mr. Leventhal is a principal member of Hosted Systems, LLC, which is engaged in the business of web site hosting and related services. Mr. Leventhal has published three articles through Auerbach Publications and majored in Economics and Computer Science at State University of New York - Binghamton. Mr. Leventhal served as a director of the Company from January 1998 to March 1999.

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

MILTON BARBAROSH is President of Stenton Leigh Capital Corp. ("SLCC"), which was formed in 1989 by Mr. Barbarosh to provide specialized services to growing businesses. Affiliated with SLCC are Stenton Leigh Business Resources, Inc., a fully licensed business and Real Estate Brokerage company, and Stenton Leigh Financial Services Corp., a fully licensed mortgage brokerage company. Mr. Barbarosh has been an officer and director of many public companies. He has served as Chief Executive Officer of J.W. Charles Group, Inc., a financial services company, from 1987 to 1989; as President of J.W. Charles Capital Corp., an investment banking firm, from 1986 to 1989; as Manager, Mergers & Acquisitions for The Royal Bank of Canada, from 1984 to 1986, and was responsible for M&A, divestitures, valuations, financing, leveraged buyouts, and strategic planning; as Manager, Mergers & Acquisitions for Arthur Young (now Ernst & Young), from 1980 to 1984; and in the audit department of Thorne Riddell (now KPMG Peat Marwick) from 1976 to 1979. Mr. Barbarosh received his Bachelor's Degree from Concordia University, a Chartered Accounting Degree from McGill University, and Master's Degree in Business Administration from York University. Mr. Barbarosh is a Senior Member of the American Society of Appraisers in Business Valuations and holds numerous other diplomas and professional designations.

COMMITTEES

     The Board of Directors currently does not have any committees.

DIRECTOR COMPENSATION

     The Company's directors do not receive compensation for serving on the Board of Directors, however, the Company reimburses directors for travel expenses incurred to attend Board meetings.

ITEM 10. Executive Compensation

     The following table sets forth actual compensation, for the fiscal years ended December 31, 1998, 1999 and 2000, including salary, bonuses and certain other compensation, paid by the Company to its Chief Executive Officer. None of the Company's executive officers received cash compensation in excess of $100,000 in 1999 or 2000.

                                                   SUMMARY COMPENSATION TABLE
                                                                                Long-Term Compensation
                                                     Awards                           Payouts

                                                    Other     Restricted

                                   Annual Compensation           Annual       Stock                LTIP     All Other
     Name and Position         Year     Salary($)  Bonus($)   Compensation Awards($)  Options(#) Payouts($)Compensation  Principal
            (a)                 (b)       (C)       (d)           (e)         (f)        (g)       (h)         (i)

Jeffrey Leventhal              2000         -0-     -0-       -0-           -0-         -0-         -0-        -0-        -0-
Chief Executive Officer

Duane Mayo (4)                 2000           -       -         -             -           -           -          -          -
Chief Executive Officer***     1999       8,333       -         -             -           -           -          -          -
                               1998           -       -         -             -           -           -          -          -

Lorrin G. Gale
Chairman, President and        2000           -       -          -            -           -           -          -          -
Chief                          1999           -       -          -            -           -           -          -          -
Executive Officer*             1998      73,253       -          -            -           -           -    195,000          -


Laurence Liebson
Chairman, President and        2000           -       -       -       -       -           -           -          -          -
Chief                          1999      12,500       -       -       -       -           -           -          -          -
Executive Officer **           1998      97,956       -       -       -       -   1,763,955(3)        -          -          -

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

     (4) In January 1999, the former chairman, President and CEO resigned. Before he resigned Laurence Liebson appointed Duane Mayo CEO and Mr. Mayo was left to discontinue operations of the Company.

* In March 1998, Mr. Gale left the Company as President and Chief Executive Officer

** In January 1999, Mr. Liebson left the Company as President and Chief Executive Officer.

*** In December 2000, Mr. Mayo left the office of Chief Executive Officer in favor of Mr. Jeffrey Leventhal.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of March 21, 2001 with respect to the beneficial ownership of the capital stock of the Company for
(i) each person who is known by the Company to own beneficially 5% or more of the outstanding shares of its Common Stock; (ii) each of the directors and executive officers of the Company; and (iii) all directors and officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated. As of March 21, 2001, the Company had approximately 1,000 stockholders of record. Unless otherwise indicated, the address for directors, executive officers and five percent (5%) stockholders is c/o Augment Systems, Inc., P.O. Box 222, West Newbury, Massachusetts 01985.



Name and Address                    Number of Shares           Percentage
- --------------                      Beneficially Owned           of Class
                                    ------------------         ----------


Jeffrey Leventhal(3)                58,741,953                  44.50%

Milton H. Barbarosh(4)              46,451,627                  35.33%

Duane A. Mayo(5)                        63,257                    .05%

All directors and officers
As a group (3 Persons)             105,281,031                  80.27%

*Reflects the effects of 1) 1 for 4 reverse stock split of the Company's Common Stock; 2) the conversion of the Preferred Stock into 92% of Common of the Corporation; and 3) the issuance of 5% of the Common Stock to the Noteholders.

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

(2) Reflects the conversion of the Preferred Stock into 92% of Common of the Corporation and the issuance of Stock 5% of the Common Stock to the Noteholders which was accomplished in 2001.

(3) Mr. Leventhal, a director of the Company, is President and a principal of Right2web.com, Inc., and received Preferred Stock converted under the Right2web Agreement. Of the 58,741,953 shares controlled by Leventhal, 23,903,233 are owned by Leventhal Paget, LLC, of which Mr. Leventhal has shared voting power.

     (4) Mr. Barbarosh, a director of the Company, is President and a principal of EAI Partners, Inc., a merchant bank located in Boca Raton, Florida and received Preferred Stock which was converted into Common Stock under the Right2web Agreement.

(5) Duane A. Mayo - was the only officer and director of the Company prior to the Right2web transaction.

                             EXECUTIVE COMPENSATION

     None of the Company's executive officers received cash compensation in excess of $100,000 for the past 2 years.

                         EXECUTIVE EMPLOYMENT AGREEMENTS

     The Company has no employment agreements. Duane Mayo, the Company's Chief Financial Officer has not taken any salary since 1999. Jeffrey Leventhal and Milton Barbarosh, directors and officers of the Company do not currently have employment agreements but it is anticipated that they will seek to enter into employment agreements upon commencement of operations.

                              DIRECTOR COMPENSATION

     The Company's directors do not receive compensation for serving on the Board of Directors, however, the Company reimburses directors for travel expenses incurred to attend Board meetings.

              INFORMATION CONCERNING BOARD MEETINGS AND COMMITTEES

     The Board of Directors held four (4) meetings during fiscal 1999 and 2000. Duane Mayo, as sole director attended all meetings and received no compensation. The Corporation has no current standing audit, nominating or compensation committees.

Item 12. Certain Relationships and Related Transactions

     In July 1995, the Company issued 26,294 post split shares of Common Stock valued at $.021 per share to Duane Mayo for services rendered.

     In January 1998, Leventhal Paget, LLC of which Jeffrey Leventhal is a member, purchased 200,000 shares of Common Stock for $200,000 in a private placement of the Company's Common Stock. Mr. Leventhal was a director of the Company from January 1998 until March of 1999 and was re-elected in 2000 as Chairman of the Board. Pursuant to the written Consent of the Majority
Stockholder, Mr. Leventhal was elected as a director of the Company and subsequently sold such stock in a private transaction.

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

     On March 11,  2000,  the Company  entered into a Stock  Purchase  Agreement pursuant to which the Company will sell to Right2web for 100% of their outstanding shares, a start-up business-to-business internet venture, shares of the Company's Series A Convertible Preferred Stock subject to various conditions, including conversion of all outstanding warrants, options and convertible notes into equity. Upon conversion of the Preferred Stock, Right2web owned 92% of the Company on a fully diluted basis. After dilution, current stockholders received 3% of the Company's Common Stock and the Convertible Note holders received 5%. This transaction closed in December 2000 and the stock was issued in 2001. In order for Right2web to hold 92% of the issued common stock of the Company, the Company's shareholders authorized a 1 for 4 reverse split of its common stock. As part of this transaction, the Company issued 120,697,779 shares for the Right2web shares.

Item 13. Exhibits and Reports on Form 8-K (a) Exhibits.

             27       Financial Data Schedule.

             (b)      Reports of Form 8-K.
                      The Company filed a Form 8-K on February 7, 2001.

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

/s/Duane A. Mayo             Chief Financial Officer, Treasurer and Secretary
- --------------------         Principal Financial & Accounting Officer)
March 27, 2001               Member of the Board of Directors
- --------------------

/s/Jeffrey Leventhal         Chief Executive Officer, President, Chairman of the
- --------------------         Board
March 27, 2001
- --------------------

/s/Milton Barbarosh          Vice President
- --------------------         Member of the Board of Directors
March 27, 2001
- --------------------

                              Augment Systems, Inc.

                          Index to Financial Statements



Financial statements:

    Balance sheet as of December 31, 2000

    Statements of operations for the years ended
     December 31, 2000 and 1999

    Statements of stockholders' deficit for the years ended
     December 31, 2000, and 1999

    Statements of cash flows for the years ended December 31, 2000 and 1999

    Notes to financial statements

Report of Independent Certified Public Accountants

                              Augment Systems, Inc.
                                  Balance Sheet

                                                                December 31,
                                                                    2000
                                                                    ----
                                     Assets

Current assets:

   Cash                                                       $     29,172
                                                                ----------

     Total current assets                                     $     29,172
                                                                ==========

                      Liabilities and Stockholders' Deficit

Current liabilities:

   Bridge financing                                           $   1,395,701
   Accounts payable                                                  54,942
   Accrued expenses                                                  77,570
   Accrued Interest                                                 270,000
   Convertible promissory notes                                       6,432
   Current portion of obligations under
     capital leases                                                  46,760
                                                                -----------

     Total current liabilities                                    1,851,405
                                                                -----------

Commitments

Stockholders' deficit:

   Preferred stock, $.01 par value; 2,000,000 shares
   authorized;  1,416,700 issued and outstanding                     14,167
   Common stock, $.01 par value; 50,000,000 shares authorized;
     15,778,406 shares issued and outstanding                       157,783
   Additional paid-in capital                                    21,798,385
   Deficit                                                     ( 23,792,568)
                                                                -----------

     Total stockholders' deficit                               (  1,822,233)
                                                                -----------

     Total liabilities and stockholders' deficit             $       29,172
                                                                ===========

See accompanying notes to financial statements.

                              Augment Systems, Inc.
                            Statements of Operations


                                                                  December 31,
                                                           -------------------------
                                                          2000                1999


Net sales                                               $    --           $  10,489
Cost of sales                                                --                  --
                                                          -----             -------
Gross margin (loss)                                          --              10,489
                                                          -----             -------

Other Income:

Refund of Prior Years Expense                            19,934                  --

Operating expenses:

   Research and development expenses                         --                  --
   General and administrative expenses                  157,898             177,757
   Selling and marketing expenses                            --                  --
   Loss on impairment of long-lived assets                   --              10,000
   Loss from write-off of Goodwill                       40,480                  --
                                                        -------             -------

     Total operating expenses                           198,378             187,757
                                                        -------             -------

     Operating loss                                    (178,444)          ( 177,268)
                                                        -------             -------

Other income (expense):

   Interest income, net                                     146                  --
   Interest expense                                    (120,000)          ( 165,850)
   Sale of license rights                                    --             175,000
                                                        -------            --------

     Total other expense, net                          (119,854)              9,150
                                                        -------            --------

Net loss before extraordinary items                    (298,298)          ( 168,118)
Gain from extinguishments of debt                            --             352,645
                                                        -------            --------

   Income (loss)                                       (298,298)            184,527

Tax expense                                                  --           (  55,358)
Tax benefit                                                  --              55,358
                                                        -------            --------

 Net (loss) income                                    $(298,298)         $  184,527
                                                       --------            --------
Average number of shares outstanding                 13,838,677          11,898,989
                                                     ==========          ==========

Net Income (loss) per share of common stock:
   Basic and diluted                                  $ (0.02)            $   0.02
                                                         ====                 ====

See accompanying notes to financial statements.



                              Augment Systems, Inc.
                       Statements of Stockholders' Deficit


                                   Warrants              Common Stock                Preferred Stock
                                Number    Amount     Shares          Amount       Shares        Amount

Balance January 01, 1999      2,200,850      --   11,898,989   $  118,989              --    $      --

Net Gain                                                  --           --              --           --
                              ---------           ----------      -------       ---------      -------
Balance, December 31, 1999    2,200,850      --   11,898,989      118,989              --           --

Issuance of common stock                             600,000        6,000

Issuance of Preferred Stock        --        --           --           --       1,416,700       14,167

Private Placement 1997                             3,279,417       32,794              --           --
Net Loss                                                  --           --
                             ---------     ----   ----------      -------       ---------      -------
Balance, December 31, 2000   2,200,850       --   15,778,406   $  157,783       1,416,700     $ 14,167
                             =========     ====   ==========      =======       =========      =======




                                   Additional
                                    Paid-in                             Total
                                    Capital          Deficit           Deficit

Balance January 01, 1999         $ 21,750,866     $(23,678,797)      $(1,808,942)

Net Gain                                   --          184,527           184,527
                                   ----------      -----------         ---------
Balance, December 31, 1999         21,750,866      (23,494,270)       (1,624,415)

Issuance of common stock               54,000               --            60,000

Issuance of Preferred Stock            26,313               --            40,480

Private Placement 1997                (32,794)              --
Net Loss                                   --      (   298,298)       (  298,298)
                                   ----------      -----------         ---------
Balance, December 31, 2000       $ 21,798,385     $(23,792,568)     $ (1,822,233)
                                   ==========      ===========         =========




See accompanying notes to financial statements.

                              Augment Systems, Inc.
                            Statements of Cash Flows

                                                                            December 31,
                                                                   ----------------------------
                                                                    2000              1999

Cash flows from operating activities:

   Net income                                                     $(298,298)      $  184,527
   Adjustments to reconcile net loss to net
   cash used for operating activities:
     Loss on impairment of long-lived assets                             --           10,000
     loss from Write-Off of Goodwill                                 40,480               --
     Sale of license rights                                              --        ( 175,000)
     Changes in operating assets and liabilities:
       Prepaid expenses                                                  --           27,936
       Accounts payable                                                  --       (  322,994)
       Accrued expenses                                                  --           12,988
       Accrued Interest                                             152,570               --
                                                                   --------        ---------

     Net cash used for operating activities                        (105,248)      (  262,543)
                                                                   --------        ---------

   Cash flows from investing activities:

     Sale of license rights                                              --          175,000
     Sale of equipment                                                   --           65,000
                                                                   --------        ---------

   Net cash used for investing activities                                --          240,000
                                                                   --------        ---------

   Cash flows from financing activities:

     Proceeds from issuance of common stock                          60,000               --
     Proceeds from issuance (payments) of note payable                   --      (    14,311)
     Payments on capital lease obligations                               --      (    76,541)
                                                                    -------        ---------

   Net cash provided by financing activities                         60,000      (    90,852)
                                                                    -------        ---------

   Net increase (decrease) in cash                                 ( 45,248)     (   113,395)
   Cash, beginning of year                                           74,420          187,815
                                                                    -------        ---------
   Cash, end of year                                              $  29,172      $    74,420
                                                                    =======        =========

See accompanying notes to financial statements.

Supplemental Information - Year 2000

A stipulation in the 1997 private placement required the Company to attain certain profit goals. If those goals were not met, 3,279,417 additional shares would have to be issued to the private placement shareholders.

The Company acquired the Goodwill of Right2web, Inc. valued at $40,480. The acquisition of Goodwill increased the Company's preferred stock and paid in capital by $14,167 and $26,313 respectively. The Company wrote off the Goodwill.

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

     In November 1998, the Company was informed by the investment bank that had provided financing, that they would be unable to secure the additional funding required to repay the outstanding bridge loan and provide the Company with the necessary working capital to support its business plan and ongoing operations. The Company began to seek alternative financing, but was unable to secure the necessary funds.

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

Operating Plan

     In the past two years, the Company began implementing its financial and operating strategies.

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

     4. The Company was released regarding payment of any future royalties on its development agreements.

     5. New management was installed based on an exchange of stock with Right2web.

     The Company has incurred substantial losses since inception and was engaged primarily in product development. The Company has funded its losses primarily from a combination of debt and equity financings. In addition, at December 31, 2000, the Company had a working capital deficiency and a stockholders' deficit. Also, as a start-up business-to-business e-commerce venture, the Company's new business, the Right2web business model, is subject to various risks including intense competition, need for substantial funds and qualified personnel, internet security concerns, potential technological difficulties, development of new technology, reliance on key personnel, and market conditions for internet companies.

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

     Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents at December 31, 2000.

     Inventories

     The Company had no inventories for the fiscal year ended December 31, 2000. Inventories are stated at the lower of cost (first-in, first-out) or market.

      Property and Equipment

     Property and equipment were recorded at cost. Depreciation was computed using the straight-line method over the estimated useful lives of the related assets ranging from three to five years. Property held under capital leases are amortized over the lesser of the lease term or their estimated useful lives. In 1999, the Company sold most of its equipment for $65,000 and wrote off the balance. As of December 31, 2000, the Company had no fixed assets.

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

     Revenue Recognition

     Revenue is recognized on sales to end users when the products are accepted by the customer. Freight charged to cutomers is included in Gross sales.

     Research and Development

     When research and development costs are incurred they will be expensed as incurred.

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


3.   Financing Arrangements

     Bridge Financing

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

     At December 31, 2000, the Bondholders had agreed to take 6,574,336 common shares of the Company in exchange for the outstanding Bonds, warrants and interest of $270,000. Because the shares were not issued until 2001, the liability shows on the balance sheet and is adjusted on the Proforma Balance Sheet shown at Note 13.


4.   Commitments

     Leases

     The Company was obligated for rental payments under two operating leases for facilities that expire through August 2001. The Company negotiated the cancellation of those leases effective January 1, 1999 and has had no rent expense for 1999 and 2000.

     Subsequent to 1998 year-end, the Company returned all equipment under capital leases and cancelled the operating leases. No amounts have been accrued or recorded by the Company as a result of cancelling the operating leases in 1999. The Company has negotiated a settlement for the non-cancellable capital lease of all equipment and the operating lease for the Company headquarters, at 2 Robbins Road, Westford, Massachusetts, and has been released from any future obligations. The remaining obligation, under a non-cancellable capital lease, is for the Company's telephone equipment. The amount owed is estimated at $46,700 and is included under current liabilities.

                             Augment Systems, Inc.
                          Notes to Financial Statements
                                   (Continued)

5.   Related Party Transactions and Subsequent Events

     On March 11, 2000, the Company entered into a Stock Purchase Agreement pursuant to which the Company sold to Right2web.Com, Inc ("Right2web") for 100% of the outstanding shares of Right2web, a start-up business-to-business internet venture, 120,967,779 post split common shares which gave Right2Web.Com a 92% interest in the Company. Current stockholders received 3% of the Company's common stock and the convertible note holders received 5%. This transaction closed in December 2000, but the shares were not issued until 2001. The results of the transaction are shown on a proforma bases in Note 13.

     Right2Web.Com, was owned principally by Jeffrey Leventhal, a former director of the Company, who had resigned in March 1999 and is now CEO and Chairman of the Board of Directors. Mr. Leventhal has previously owned three information technology companies, with his previous venture having been sold to a public company, Netlojics Communications, Inc.


6.    Income Taxes

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.


     In accordance with IRC Sec. 382, the Company conducted the tests of ownership change at the dates when the ownership percentage of a 5% shareholder had increased. The results for the testing period (three years) showed that the changes of individual ownership percentages of all 5% shareholders from the lowest percentage of same shareholders exceeded 50%. Under IRC Section 382
(k)(3), due to the change in ownership, the Company is entitled to use only a predetermined annual amount against the income of any post-change year. The annual limitation amount is equal to the product of the federal long-term, tax-exempt interest rate (with some modifications) multiplied by the value of the Company's common stock immediately before ownership change. The Company believes that it is more likely than not that the tax benefit of NOL carryforwards under IRC Section 382 may not materialize in future. Consequently, an allowance of equal amount is set up against the tax assets.


7.   Capital Stock

     Preferred Stock

     In July 1995, the Board of Directors approved an increase in the number of authorized shares of preferred stock from 593,602 shares to 2,000,000 shares. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights, preferences to dividends and liquidation, conversion and redemption rights and sinking fund provisions. In 2000, the Company exchanged 1,416,700 preferred shares for 100% of the shares of Right2web.com, Inc. The transaction was valued at $40,480. The preferred shares are convertible into 92% of the outstanding shares of the Company which was accomplished in 2001.

      Common Stock

     In June 1998, the Board of Directors approved an increase in the number of authorized shares of common stock from 30,000,000 shares to 50,000,000 shares. In 2000, the shareholders approved an increase in authorized shares from 50,000,000 to 148,000,000, effective in 2001.

                              Augment Systems, Inc.
                          Notes to Financial Statements
                                   (Continued)

8.    Stock Option Plan

      In July 1995, the Company adopted its 1995 Stock Option Plan. Under this plan, the Board of Directors, at their discretion, can issue either incentive stock options or nonqualified options to employees and nonqualified options to consultants, directors or other non-employees.

     Incentive stock options may not be granted at a price less than the fair market value of the shares at the grant date (or less than 110% of fair market value in the case of employees or officers holding 10% or more of the voting stock) while the nonqualified options may be granted at a price determined by the Board of Directors except that the Company has agreed with the Underwriters not to grant any nonqualified options at a price lower than 85% of the fair market value of the shares at the date of the grant. All grants as of December 31, 2000 were at fair market value or greater. The options generally vested 10% after 30 days from the date of grant and the balance ratably over a period of four years. Incentive stock options granted under the plan expire not more than 10 years from the date of grant and not more than five years in the case of incentive stock options granted to an employee or officer holding 10% or more of the voting stock of the Company. All options not exercised at the end of the vesting period automatically expire. The aggregate number of shares which may be granted under this plan may not exceed 4,800,000 shares.


      Changes in options outstanding under the 1995 Stock Option Plan are summarized as follows:

                                             Weighted-Average
                                       Shares             Exercise Price

 Balance, January 1, 2000               130,850                  1.04
 Granted                                     --                    --
 Exercised                                   --                    --
 Cancelled or expired                        --                    --
                                     ----------                ------
 Balance, December 31, 2000             130,850                 $1.04
                                     ==========                 =====

      The following table summarizes information about stock options outstanding at December 31, 2000:

                                                   Options Outstanding
                                                   -------------------
                                                          Weighted-
                                     Number                Average    Weighted-
     Range of                   Outstanding at            Remaining    Average
     Exercise                     December 31,           Contractual  Exercise
     Prices                          2000               Life (years)    Price
- --------------------------------------------------------------------------------

      $1.00                        130,850                  3.4        $ 1.04


      $1.00                        130,850                  3.4        $ 1.04
      ======                      ========                  ===         =====

     The above tables do not take into consideration a reverse stock split of 1 for 4 which took effect in 2001.

                              Augment Systems, Inc.
                          Notes to Financial Statements
                                   (Continued)


8.    Stock Option Plan (concluded)

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

                                                                     December 31,
                                                             --------------------------
                                                                  1999           2000
                                                             -------------    ---------

  Net profit (loss)                 As reported          $    184,527       $(257,818)
                                        Pro forma             184,527       $(257,818)

  Basic and diluted loss
   per share                       As reported            $     0.02        $   (.01)
                                        Pro forma         $     0.02        $   (.01)

      Pro forma compensation cost may not be representative of that to be expected in future years.

     The Company has computed the pro forma disclosures required under SFAS No. 123 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The level of outstanding options as of December 31, 2000 does support the calculation. The weighted average assumptions used for the year ended December 31, 1998 are as follows: risk free interest rates range of 5.67%, expected dividend yield of 0% and expected option life of 60 months; and expected volatility of 50%. There were no options granted during the two years ended December 31, 2000.


9.   Net Loss Per Share of Common Stock

     The Company follows the Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, issued by the Financial Accounting Standards Board. Under SFAS No. 128, the basic and diluted net loss per share of common stock for the years ended December 31, 2000 and December 31, 1999 is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

      The weighted average number of common shares outstanding is summarized as follows:

                                                             December 31,
                                                     -----------------------------
                                                       1999            2000
                                                     -----------    ---------
 Denominator for basic and diluted loss per share:
 Weighted average common stock
  shares outstanding                                 11,898,989     13,838,677

     The Company's unissued convertible preferred stock, unissued shares and other convertible instruments are not considered outstanding for the diluted calculation since their effect is antidilutive.

10. SUBSEQUENT EVENTS

                              AUGMENT SYSTEMS, INC.
                         PRO FORMA UNAUDITED STATEMENTS

               PROFORMA BALANCE SHEET AND STATEMENT OF OPERATIONS

     The following pro forma balance sheet has been derived from the audited balance sheet of the Company at December 31, 2000 to give effect to a reverse stock split of one (1) for four (4) shares, the conversion of Right2web.com preferred shares and the bond holders conversion of their notes to stock as if the conversions had occurred at December 31, 2000. The pro forma balance sheet is presented for informational purposes only and does not purport to be indicative of financial conditions that actually would have resulted if the shares had been authorized and issued prior to December 31, 2000. The pro forma balance sheet should be read in conjunction with the notes thereto and the Company's consolidated financial statements and related notes.

                                  BALANCE SHEET
                              ACTUAL AND PRO FORMA
                                December 31, 2000


                                     Assets


                                                                   Actual           Proforma
                                                                 (Audited)         (Unaudited)
Current assets:
   Cash                                                       $     29,172         $   29,172
                                                                ----------          ---------

     Total current assets                                     $     29,172         $   29,172
                                                                ==========          =========

                      Liabilities and Stockholders' Deficit

Current liabilities:

   Bridge financing                                           $   1,395,701                --
   Accounts payable                                                  54,942            54,942
   Accrued expenses                                                  77,570            77,570
   Accrued Interest                                                 270,000                --
   Convertible promissory notes                                       6,432             6,432
   Current portion of obligations under
     capital leases                                                  46,760            46,760
                                                                -----------         ---------

     Total current liabilities                                    1,851,405           185,704
                                                                -----------         ---------

Commitments

Stockholders' deficit:

   Preferred stock, $.01 par value;                                  14,167
   2,000,000 shares authorized;
     none issued                                                         --                --
   Common stock, $.01 par value; 50,000,000 shares authorized;
     148,000,000 shares authorized; par value $.0001 on a
     proforma basis; 15,778,406 shares issued and outstanding;
     131,489,715 shares issued and outstanding on a
     proforma basis.                                                157,783            13,148
   Additional paid-in capital                                    21,798,385        22,071,885
   Deficit                                                     ( 23,792,568)      (22,241,565)
                                                                -----------        ----------

     Total stockholders' deficit                               (  1,822,233)      (   156,532)
                                                                -----------        ----------

     Total liabilities and stockholders' deficit             $       29,172       $    29,172
                                                                ===========        ==========


                              AUGMENT SYSTEMS, INC.
                   NOTES TO THE PRO FORMA FINANCIAL STATEMENTS

     Note 1.

     The Company agreed to exchange 120,967,779 post split common shares for 100% of the shares of Right2web in 2000. The shares were authorized in 2000 and issued in 2001.

     Note 2.  Conversion of Notes to Common Stock

     On April 7, 2000, the Company's bridge loan note holders agreed to convert their notes, warrants and accrued interest to five percent (5%) of the common stock of the Company subject to the closing of the stock acquisition agreement with Right2Web.com, Inc. The conversion of bridge loan notes will result in the issuance of 6,574,336 post reverse split shares to note holders. The fair value of the shares of common stock given in exchange for $1,395,701 (face amount
$1,500,000) of bridge loan notes and $270,000 of accrued interest on the notes was $2,200. The difference between the fair value of the equity interest granted and the carrying amount of the notes is recognized as a gain of $1,603,501 on restructuring of the notes payable.

     Note 3.  Number of Shares and Par Value of Common Stock

     Reverse Stock Split

     On September 12, 2000, a majority of the stockholders of Augment System's, Inc. ("Augment" or the "Company") approved a reverse stock split one for four of the Company's common stocks, par value $0.01 per share (the "Common Stock").
Under the plan, the shareholders will surrender their existing shares and receive one newly issued share for every four shares they hold.

     At December 31, 2000, the number of outstanding common shares of the Company was 15,778,408 shares. These outstanding shares will be cancelled and 3,944,602 new post reverse split shares will be issued.

     Number of Authorized Shares

     The Company's shareholders agreed to increase the number of authorized common shares from fifty million shares to one hundred forty-eight million shares and to decrease the par value from $.01 per share to $.0001 per share which became effective in 2001.

     Change in Par Value of Existing Shares

     As a result of the reverse stock split and a reduction in par value, the balance of $157,783 in common stock on December 31, 2000 had to be adjusted on a pro forma basis. The amount of common stock was recorded at $144,635 and the $13,148 balance was transferred to additional paid-in capital.

     Note 4.  Independent Appraisal

     In order to facilitate the transaction which the Company considers a reverse takeover, the Company ordered an estimation of the fair market value of the Company's shares of common stock exchanged with Right2web. The estimated fair value of the common equity of Augment on September 12, 2000, as determined by an independent valuation, was $44,000. Based on this estimation, the shares purchased by Augment of Right2web, which represents 100% of the outstanding shares of Right2web, were assigned a value of $40,480. The shares to be issued to the bridge noteholders was assigned a value of 5% of $44,000 or $2,200. The remaining shareholders, value received was 3% or $1,320.



                              AUGMENT SYSTEMS, INC.
                   NOTES TO THE PRO FORMA FINANCIAL STATEMENTS


     Note 5. Financial information of Right2Web.com Inc.

     Right2Web.com, Inc. (RTW) was formed on March 2, 2000 as a New York corporation with 20,000,000 shares authorized, par value $.001. As of December
31, 2000, RTW had 10,416,666 shares issued and outstanding and had no financial transactions other than:

1. Forming the Company.
2. Shareholders  subscribing to shares.
3. Entering into an  agreement  with  Augment  Systems,  Inc.
4. Development costs of the business model which have been contributed by its chairman Mr. Jeffrey Leventhal without remuneration to him.


         RTW condensed balance sheet is as follows as of December 31, 2000.

                  Assets

         Current Assets                                                               --

                  Liabilities

         Current Liabilities                                                          --

                  Shareholders' Equity

         Capital stock 20,000,000 authorized par value
            $.001,10,416,666 issued and outstanding                             $ 10,417

         Subscriptions receivable                                                (10,417)

                     CONSENT OF CERTIFIED PUBLIC ACCOUNTANT


We consent to the  incorporation  by  reference  in this  Annual  Report on Form
10-KSB of Augment Systems, Inc. of our report dated March 26, 2001, included in the Annual Report to Stockholders of Augment Systems, Inc..





Bloom and Company
s/Bloom and Company
Hempstead, New York
March 26, 2001




                                BLOOM AND COMPANY
                          50 CLINTON STREET, SUITE 502
                               HEMPSTEAD, NY 11550
                                TEL 516 486-5900
                                FAX 516 486-5476


               Report of Independent Certified Public Accountants
               --------------------------------------------------

     To the Board of Directors
     Augment Systems, Inc.
     North Andover, Massachusetts

     We have audited the accompanying balance sheet of Augment Systems,  Inc. as
     of  December   31,  2000  and  the  related   statements   of   operations,
     stockholders' deficit, and cash flows for the years ended December 31, 2000 and  1999.  These  financial  statements  are  the  responsibility  of  the
     Company's  management.  Our  responsibility is to report on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Augment Systems, Inc.
     as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.

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

     Hempstead, NY
     March 26, 2001


