Form 10QSB
period 2001-03-31
AUGMENT SYSTEMS INC
filed 2001-05-15
CIK 1004605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

     (X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarterly period ended March 31, 2001

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

           1900 Corporate Blvd., Suite 305W, Boca Raton,     FL 33431
         (Address of principal executive offices)           (Zip Code)

                                 (561) 995-1447
              (Registrant's telephone number, including area code)

                             www.AugmentSystems.com
                        (Registrant's email designation)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

(1) Yes [X] NO          (2) Yes [X]  NO

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date:

               Class                                Outstanding at May 1, 2001
               -----                                ---------------------------
Common stock, $.0001 par value per share                 131,486,717

                              Augment Systems, Inc.

                          Index to Financial Statements


Report of Independent Certified Public Accountants


PART I       FINANCIAL INFORMATION

  ITEM 1     Financial Statements

             Balance sheet as of and March 31, 2001 and
              December 31, 2000

             Results of operations for the three months ended
              March 31, 2001 and March 31, 2000

             Statements of cash flows for the three months ended
              March 31, 2001 and March 31, 2000

             Statement of shareholders equity for the three months
              ended March 31, 2001

             Notes to financial statements

  ITEM 2     Management's Discussion and Analysis of
              Financial Condition and Results of Operations


PART II      OTHER INFORMATION

  ITEM 1     Legal Proceedings
  ITEM 2     Changes in Securities
  ITEM 3     Defaults Upon Senior Securities
  ITEM 4     Submission of Matters to a vote of Security-Holders
  ITEM 5     Other Information
  ITEM 6     Exhibits and Reports on Form 8-K
             Signatures

                              Augment Systems, Inc.

                                  Balance Sheet

                                                                                     (Audited)
                                                                March 31            December 31,
                                                                  2001                  2000
                                                                  ----                  ----
                                     Assets

Current assets:

   Cash                                                       $     12,239         $     29,172
                                                                ----------           ----------

     Total current assets                                     $     12,239         $     29,172
                                                                ==========           ==========

                      Liabilities and Stockholders' Deficit

Current liabilities:

   Accounts payable                                           $      54,942        $     54,942
   Accrued expenses                                                  72,080              77,570
   Convertible promissory notes                                       6,432               6,432
   Current portion of obligations under
     capital leases                                                  46,760              46,760
                                                                -----------         -----------

     Total current liabilities                                      180,214             185,704
                                                                -----------         -----------

Commitments

Stockholders' deficit:

   Preferred stock, $.01 par value; 2,000,000 shares
    authorized;  -0- issued and outstanding on
    March 31,2001, 1,416,700 shares issued and
    outstanding on December 31, 2000                                   -0-                 14,167
   Common stock, $.0001 par value; 148,000,000 shares
    authorized; 131,486,717 shares issued and outstanding
    on March 31, 2001; 15,778,406 shares issued and
    outstanding on December 31, 2000, par value $.01                 13,149               157,783
   Additional paid-in capital                                    21,957,844            21,798,385
   Deficit                                                      (22,138,968)         ( 23,792,568)
                                                                 ----------           -----------

     Total stockholders' deficit                                (   167,975)         (  1,822,233)
                                                                 ----------           -----------

     Total liabilities and stockholders' deficit             $       12,219         $      29,172
                                                                ===========            ==========

The accompanying notes are an integral part of the financial statements.

                              Augment Systems, Inc.

                            Statements of Operations



                                                            Three Months Ended
                                                       March 31,           March 31,
                                                         2001                2000
                                                      ---------            --------

Net sales                                            $       --           $      --
Cost of sales                                                --                  --
                                                          -----             -------
Gross margin (loss)                                        -0-                -0-
                                                          -----             -------

Operating expenses:

   Research and development expenses                        -0-                 -0-
   General and administrative expenses                   11,443              70,000
   Selling and marketing expenses                           -0-                 -0-
                                                        -------             -------

     Total operating expenses                            11,443              70,000
                                                        -------             -------

     Operating loss                                    ( 11,443)          (  70,000)
                                                        -------             -------

Other income (expense):

   Interest income, net                                     -0-                 -0-
   Interest expense                                         -0-                 -0-
                                                        -------            --------

     Total other expense, net                               -0-                 -0-
                                                        -------            --------

Net loss before extraordinary items                  (   11,443)          (  70,000)
Gain from extinguishments of debt                     1,665,043                 -0-
                                                        -------            --------

   Income (loss)                                      1,653,600           (  70,000)

Tax expense                                             578,760                 -0-
Tax benefit                                            (578,760)                -0-
                                                        -------            --------

 Net (loss) income                                  $ 1,653,600          $(  70,000)
                                                      =========            ========

Average number of shares outstanding                 73,632,561          11,898,951
                                                     ==========          ==========

Net Income (loss) per share of common stock:
   Basic and diluted                                  $  0.02             $  (0.01)
                                                         ====                 ====

See accompanying notes to financial statements.


                             Augment Systems, Inc.

                            Statements of Cash Flows

                                                            Three Months Ended
                                                         March 31,         March 31,
                                                           2001              2000
                                                        ---------          --------

Cash flows from operating activities:

   Net gain (loss)                                $    1,653,600       $  ( 70,000)
   Adjustments to reconcile net loss to net
   cash used for operating activities:
     Changes in operating assets and liabilities:
       Prepaid expenses                                                          --
       Accounts payable                                                          --
       Accrued expenses                               (  275,490)            30,000
       Bridge loan                                    (1,395,701)                --
       Insurance of capital stock                            658                 --
                                                        --------          ---------
     Net cash used for operating activities           (   16,933)         (  40,000)


   Cash flows from investing activities:
        Capital expenditures                                  --                 --
                                                       ---------         ----------

   Cash flows from financing activities:                      --                 --
                                                       ---------         ----------

   Net increase (decrease) in cash                       (16,933)          ( 40,000)
   Cash, beginning of period                              29,172             74,420
                                                       ---------          ---------

   Cash, end of period                               $    12,239         $   34,420
                                                       =========          =========

The accompanying notes are an integral part of the financial statements.


                    Supplemental Information for the Quarter
                              Ended March 31, 2001

1. The Company exchanged 6,574,336 (post reverse split shares) par value .0001 for notes and interest carried on the books at $1,665,701.

2. The Company reverse split 15,778,406 shares of its common stock 1 for 4, par value $.01 and issued 3,944,602 par value $.0001.

3. The Company cancelled 1,416,700 preferred shares it had issued to Right2Web and issued them 120,967,779 shares par value $.0001 valued at $12,097.

                                Augment Systems

                              Shareholders Equity

                                 March 31, 2001

                                                                                             Additional
                                   Warrants            Common Stock         Preferred Stock    Paid-in
                                Number  Amount       Number    Amount       Number  Amount    Capital      Deficit        Total
                                ------  ------       ------    ------       ------  ------    -------      -------        -----

January 1, 2001               2,200,850     --   15,778,406  $ 157,783   1,416,700 $14,167  $21,798,385  $(23,792,568) $(1,822,233)

Cancel shares and
 warrants on
 reverse split               (2,200,850)        (15,778,406) $(157,783)                         157,783                        -0-

Issue reverse split
 shares and warrants
 1 for 4                        550,212           3,944,602        394                       (      394)                       -0-

Issue shares in
 exchange for notes                               6,574,336        658                                                         658

Cancel preferred shares                                                 (1,416,700)(14,167)      14,167                        -0-

Issue shares in
 exchange for preferred
 shares at $.0001 par value                     120,967,719     12,097                       (   12,097)                       -0-

Gain for period                                                                                             1,653,600    1,653,000
                                ---------------------------------------------------------------------------------------------------

March 31, 2001                  550,212     --  131,486,717  $  13,149          --     --   $21,957,844  $(22,138,968) $(  167,975)
                                ===================================================================================================

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

      In  January  1999,  the  Board of  Directors  decided  to:

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

     1. The Company sold the license rights to its technology.

     2. The Company cancelled its operating lease for its offices located at 2 Robbins Road, Westford, Massachusetts. No additional obligations were incurred as a result of cancellation.

     3. The Company returned to a supplier certain equipment that was obtained under a capital lease agreement. In exchange for the cancellation of the lease, the Company paid $6,800 in cash and transferred certain accounts receivable to settle an additional $6,800 payable to the supplier.

     4. The Company was released regarding payment of any future royalties on its development agreements.

     5. In 2000, new management was installed based on an exchange of stock with a company principally owned by a former director, Mr. Jeffrey Leventhal and his company, Right2web.com., Inc.

     The Company has incurred substantial losses since inception and was engaged primarily in product development. The Company has funded its losses primarily from a combination of debt and equity financings. In addition, at March 31, 2001, the Company had a working capital deficiency of $167,976 and a stockholders' deficit of $167,976. Also, management's initial concept to be a business-to-business e-commerce venture, the Right2web business model, is subject to various risks including intense competition, need for substantial funds and qualified personnel, internet security concerns, potential technological difficulties, development of new technology, reliance on key personnel, and market conditions for internet companies. In the past few months, because of the inherent risks, the Company has decided not to pursue Right2Web's business model. However, the Company will pursue, if possible, subject to financing, its original concept of developing and distributing fiber optic printed circuit boards in the publishing and printing industry. The Company will also seek to acquire companies in related fields.

     The Company's shortage of capital, uncertainty of its business plan and insufficient qualified personnel raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents at December 31, 2000 or March 31, 2001.

     Inventories

     The Company had no inventories as of December 31, 2000 and March 31, 2001. Inventories would be stated at the lower of cost (first-in, first-out) or market.

     Property and Equipment

     Property and equipment are to be recorded at cost. Depreciation is to be computed using the straight-line method over the estimated useful lives of the related assets. Property held under capital leases is to be amortized over the lesser of the lease term or their estimated useful lives. As of March 31, 2001, the Company had no fixed assets.

     Long-Lived Assets

     The Company will follow the provisions of the Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of
Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS 121 establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.

     The Company will review the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

     Revenue Recognition

     Revenue is to be recognized on sales to end users when the products are accepted by the customer. Freight charged to customers will be included in Gross sales.

     Research and Development

     When research and development costs are incurred they will be expensed as incurred.

     In accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be sold, Leased or Otherwise Marketed, the Company will capitalize software development costs incurred after technological feasibility of the software development projects is established and the reliability of such capitalized costs through future operations is expected.

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


3.   Financing Arrangements

     Bridge Financing

     In September 1998, the Company obtained $1,500,000 in bridge financing consisting of secured convertible promissory notes and 750,000 common stock purchase warrants. The promissory notes bore interest at the rate of 8% and were to be repaid at the earlier of July 31, 1999 or (i) any sale, pledge, assignment or disposition of any assets of the borrower (ii) any merger or consolidation of the borrower or "change of control" of the borrower or (iii) proceeds of at least $4,000,000 from the sale or issuance of any debt or equity securities or proceeds of any loans. Each warrant was exercisable for the number of shares equal to 50% of the principal amount of the loan. The warrants were exercisable at $.40 per share and expire five years from the date of issuance.

     In the First Quarter of 2001, the Bondholders received 6,574,336 post split common shares, par value .0001, of the Company in exchange for the total outstanding Bonds, warrants and interest of $1,665,701. The exchange is reflected on the Income Statement of the Company as an extraordinary gain on the extinguishment of debt.


4.   Commitments

     Leases

     The Company was obligated for rental payments under two operating leases for facilities that expire through August 2001. The Company negotiated the cancellation of those leases effective January 1, 1999 and has had no rent expense for 2000 and the First Quarter of 2001.

     The remaining obligation, under a non-cancellable capital lease, is for the Company's telephone equipment which was returned in 1999. The amount owed on the balance of the lease is estimated at $46,700 and is included under current liabilities.

                             Augment Systems, Inc.
                          Notes to Financial Statements
                                   (Continued)

5.   Related Party Transactions and Subsequent Events

     On March 11, 2000, the Company entered into a Stock Purchase Agreement pursuant to which the Company sold to Right2web.Com, Inc. ("Right2web") for 100% of the outstanding shares of Right2web, a start-up business-to-business internet venture, 120,967,719 post split common shares which gave Right2Web.Com a 92% interest in the Company. Current stockholders received 3% of the Company's common stock and the convertible note holders received 5%. This transaction closed in December 2000, but the shares were not issued until 2001. The results of the transaction were recorded in the First Quarter of 2001.

     Right2Web.Com, was owned principally by Jeffrey Leventhal, a former director of the Company, who had resigned in March 1999 and is now CEO and Chairman of the Board of Directors of the Company.


6.    Income Taxes

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.


     In accordance with IRC Sec. 382, the Company conducted the tests of ownership change at the dates when the ownership percentage of a 5% shareholder had increased. The results for the testing period (three years) showed that the changes of individual ownership percentages of all 5% shareholders from the lowest percentage of same shareholders exceeded 50%. Under IRC Section 382
(k)(3), due to the change in ownership, the Company is entitled to use only a predetermined annual amount against the income of any post-change year. The annual limitation amount is equal to the product of the federal long-term, tax-exempt interest rate (with some modifications) multiplied by the value of the Company's common stock immediately before ownership change. The Company believes that it is more likely than not that the tax benefit of NOL carryforwards under IRC Section 382 may not materialize in the future. Consequently, an allowance of equal amount is set up against the tax assets.


7.   Capital Stock

     Preferred Stock

     In July 1995, the Board of Directors approved an increase in the number of authorized shares of preferred stock from 593,602 shares to 2,000,000 shares. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights, preferences to dividends and liquidation, conversion and redemption rights and sinking fund provisions. In 2000, the Company exchanged 1,416,700 preferred shares for 100% of the shares of Right2web.com, Inc. The transaction was valued at $40,480. The preferred shares were converted into 92% of the outstanding shares of the Company which was accomplished in the First Quarter of 2001.

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

                              Augment Systems, Inc.
                          Notes to Financial Statements
                                   (Continued)



8.   Net Loss Per Share of Common Stock

     The Company follows the Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, issued by the Financial Accounting Standards Board. Under SFAS No. 128, the basic and diluted net loss per share of common stock for the quarters ended March 31, 2001 and March 31, 2000 is computed by dividing the net gain (loss) by the weighted average number of common shares outstanding during the period.

      The weighted average number of common shares outstanding is summarized as follows:

                                                             March 31,
                                                     ---------------------------
                                                       2001            2000
                                                     -----------    ---------
 Denominator for basic and diluted gain (loss)
  per share:
 Weighted average common stock
  shares outstanding                                 73,632,561     11,898,951

     The Company's unissued convertible preferred stock, unissued shares and other convertible instruments are not considered outstanding for the diluted calculation since their effect is antidilutive.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

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

     Prior to January 15, 1999, Augment Systems, Inc. designed, developed and sold fibre optic channel based network file server systems designed to increase data transfer and file storage on computer networks. In September 1998, the Company obtained $1,500,000 in bridge financing of convertible promissory notes and common stock purchase warrants. The Company used a portion of the proceeds of the bridge financing to repay in full its indebtedness to a major bank. In November 1998, the Company was informed by an investment bank, that provided the bridge financing, that they would be unable to secure the additional funding required to repay the outstanding bridge loan, provide the Company with the necessary working capital to support the execution of its business plan and ongoing operations. The Company began to seek alternative financing, but, was unable to secure the funds necessary to maintain ongoing operations.

Plan of Operation

     In January 1999, the Board of Directors elected to suspend ongoing operations, layoff all but one of its employees, dispose of all assets, attempt to settle any outstanding short and long term debts, seek buyers for its technology, and explore merger opportunities.

     During the year 2000, effective in the First Quarter of 2001, the Company exchanged its bridge financing of $1,500,000 for shares, reverse split its common stock 1 for 4 and brought in new management through the exchange of its shares with Right2Web. New management is seeking meager targets and trying to reestablish the fiber channel based network file server systems business.

     There was no revenue for the quarters ended March 31, 2000 and March 31, 2001.

     The Company incurred no research and development costs for the two quarters ended March 31, 2000 and March 31, 2001. The Company does not anticipate spending any additional funds on research and development in the immediate future.

     General and administrative costs for the quarters ended March 31, 2000 were $70,000 as compared to $11,445 for the quarter ended March 31, 2001. The decrease is mostly attributable to decreased spending on professional fees.

     The Company incurred no sales and marketing costs for the two quarters ended March 31, 2000 and March 31, 2001.

     The Company recognized a net profit for the quarter ended March 31, 2001 of $1,653,600 as compared to a net loss of $70,000 for the quarter ended March 31, 2000. The main difference between 2001 and 2000 was the extinguishment of debt of $1,665,043.

     The Company currently has three unpaid part-time employees who are attempting to settle any outstanding short and long-term debts, seek buyers for its technology, explore merger opportunities, and start to redevelop the Company's fiber channel technology.

Liquidity and Capital Resources

     The Company has negative working capital of $167,975 and an operating loss of $11,445 for the quarter ended March 31, 2001.

     These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is dependent on its ability to settle all debts with creditors, attract purchasers of the Company's technology and attract potential merger partners, which will undoubtedly result in substantial dilution to existing shareholders. Although the Company has effectively ceased operations, there are several unsecured creditors who could commence litigation against the Company. In the event that the Company has insufficient funds to settle or defend these matters, the Company or its creditors could cause the filing of a bankruptcy proceeding.

     The Company is presently authorized to issue up to 148,000,000 shares of its Common Stock and up to 2,000,000 shares of Preferred Stock. As of March 31, 2001, there were 131,486,717 shares of the Company's Common Stock issued and outstanding and no Preferred Stock issued and outstanding.

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

PART II. OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS
                      ------------------
                      None

ITEM 2.               CHANGES IN  SECURITIES
                      ----------------------
                      During the year 2000, the Company's shareholders approved an increase in the authorized shares of the Company from 50,000,000 to 148,000,000 and a change in par value from $.01 to $.0001, all effective in the First Quarter of 2001.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES
                      -------------------------------
                      In September 1999, the Company defaulted on its convertible notes. In April 2000, the note holders were requested to convert their notes to equity. All the notes were converted to equity effective in the First Quarter of 2001.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                      ---------------------------------------------------
                      None

ITEM 5.               OTHER INFORMATION
                      -----------------
                      None

ITEM 6.               EXHIBITS AND REPORTS ON FORM 8-K
                      ---------------------------------
                      There were no Form 8-Ks filed during the quarter ended March 31,2001

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  AUGMENT SYSTEMS, INC.
DATE:
May 15, 2001                      By:/s/Duane A. Mayo
-------------                    --------------------

                                  Duane A. Mayo
                                  Chief Financial Officer
                                  Treasurer and Director
                                 (Principal Financial and Accounting Officer)