Form 10QSB
period 2001-06-30
AUGMENT SYSTEMS INC
filed 2001-08-20
CIK 1004605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

     (X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarterly period ended June 30, 2001

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

                                 (561) 241-9921
              (Registrant's telephone number, including area code)

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

(1) Yes [X] NO [  ]         (2) Yes [X]  NO [  ]

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date:

               Class                             Outstanding at August 15, 2001
               -----                             ------------------------------
Common stock, $.0001 par value per share                 131,486,717

                              Augment Systems, Inc.

                          Index to Financial Statements


Report of Independent Certified Public Accountants


PART I       FINANCIAL INFORMATION

  ITEM 1     Financial Statements

             Balance sheet as of June 30, 2001 and
              December 31, 2000

             Results of operations for the six months ended
              June 30, 2001 and June 30, 2000

             Results of operations for the three months ended
              June 30, 2001 and June 30, 2000

             Statements of cash flows for the six months ended
              June 30, 2001 and June 30, 2000

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

                              Augment Systems, Inc.

                                  Balance Sheet

                                                              (Unaudited)           (Audited)
                                                                June 30            December 31,
                                                                  2001                 2000
                                                                  ----                 ----
                                     Assets

Current assets:

   Cash                                                         $     7,210        $     29,172
                                                                  ---------          ----------

     Total current assets                                             7,210              29,172
                                                                  =========          ==========

                      Liabilities and Stockholders' Deficit

Current liabilities:

   Bridge financing                                                      --           1,395,701
   Accounts payable                                                  54,942              54,942
   Accrued expenses                                                  76,151              77,570
   Accrued interest                                                      --             270,000
   Convertible promissory notes                                       6,432               6,432
   Current portion of obligations under
     capital leases                                                  46,760              46,760
                                                                -----------         -----------

     Total current liabilities                                      184,285           1,851,405
                                                                -----------         -----------

Commitments

Stockholders' deficit:

   Preferred stock, $.01 par value; 2,000,000 shares
    authorized;  -0- issued and outstanding on
    June 30, 2001, 1,416,700 shares issued and
    outstanding on December 31, 2000                                   -0-               14,167
   Common stock, $.0001 par value; 148,000,000 shares
    authorized; 131,486,717 shares issued and outstanding
    on June 30, 2001; 15,778,406 shares issued and
    outstanding on December 31, 2000, par value $.01                 13,149             157,783
   Additional paid-in capital                                    21,957,844          21,798,385
   Deficit                                                      (22,148,068)       ( 23,792,568)
                                                                 ----------         -----------

     Total stockholders' deficit                                (   177,075)       (  1,822,233)
                                                                 ----------         -----------

     Total liabilities and stockholders' deficit             $        7,210       $      29,172
                                                                 ==========          ==========

The accompanying notes are an integral part of the financial statements.

                              Augment Systems, Inc.

                            Statements of Operations



                                                            Six Months Ended
                                                       June 30,           June 30,
                                                         2001                2000
                                                       --------            --------

Net sales                                            $       --           $      --
Cost of sales                                                --                  --
                                                       --------             -------
Gross margin (loss)                                        -0-                  -0-
                                                       --------             -------

Operating expenses:

   Research and development expenses                        -0-                 -0-
   General and administrative expenses                   20,543              68,100
   Refund of prior year's expenses                          -0-            ( 19,934)
                                                      ---------             -------

     Total operating expenses                            20,543            ( 48,166)
                                                      ---------             -------

     Operating loss                                  (   20,543)           ( 48,166)
                                                      ---------             -------

Other income (expense):

   Interest income, net                                     -0-                 -0-
   Interest expense                                         -0-            ( 60,000)
                                                      ---------             -------

     Total other expense, net                               -0-            ( 60,000)
                                                      ---------             -------

Net loss before extraordinary items                  (   20,543)          ( 108,166)
Gain from extinguishments of debt                     1,665,043                 -0-
                                                      ---------            --------

   Income (loss)                                      1,644,500           ( 108,166)

Tax expense                                             575,575                 -0-
Tax benefit                                          (  575,575)                -0-
                                                      ---------            --------

 Net (loss) income                                  $ 1,644,500          $( 108,166)
                                                      =========            ========

Average number of shares outstanding                 73,632,561          12,198,951
                                                     ==========          ==========

Net Income (loss) per share of common stock:
   Basic and diluted                                  $  0.02            $  (0.01)
                                                         ====                =====

See accompanying notes to financial statements.

                              Augment Systems, Inc.

                            Statements of Operations



                                                April 1,2001         April 1,2000
                                                   through              through
                                                June 30, 2001       June 30, 2000
                                                -------------       --------------


Net sales                                          $      --           $     --
Cost of sales                                             --                 --
                                                     -------            -------
Gross margin                                              --                 --
                                                     -------            -------
Operating expenses:

   General and administrative expenses                 9,100           (  1,900)
   Refund of prior years expenses                         --           ( 19,934)
                                                     -------           -------
    Total operating expenses                           9,100           ( 21,834)
                                                     -------            -------
    Gain (loss)from Operations                      (  9,100)          ( 21,834)
                                                                        -------
Other income (expense):

     Interest income (expense)                            --          (  60,000)
                                                     -------           --------
     Total other expense                                  --          (  60,000)
                                                     -------           --------
  Net Income (loss)                                $(  9,100)       $ (  38,166)
                                                     =======           ========
Number of shares
Net (loss) per share of common stock:
   Basic and diluted                                   N/A            $  (0.01)
                                                                          ====

The accompanying notes are an integral part of the financial statements.


                             Augment Systems, Inc.

                            Statements of Cash Flows

                                                             Six Months Ended
                                                         June 30,          June 30,
                                                           2001              2000
                                                        ---------          --------

Cash flows from operating activities:

   Net gain (loss)                                $    1,644,500       $  ( 108,166)
   Adjustments to reconcile net loss to net
   cash used for operating activities:
     Changes in operating assets and liabilities:
       Accrued interest                               (  270,000)                --
       Accrued expenses                               (    1,419)            79,342
       Bridge loan                                    (1,395,701)                --
       Insurance of capital stock                            658                 --
                                                        --------          ---------
     Net cash used for operating activities           (   21,962)         (  28,824)


   Cash flows from investing activities:
        Capital expenditures                                  --                 --
                                                       ---------          ---------

   Cash flows from financing activities:
       Proceeds from issuance of common stock                 --              6,000
       Additional Paid-in-Capital                             --             54,000
                                                       ---------          ---------
   Net cash provided by financing activities                  --             60,000
                                                       ---------          ---------

   Net increase (decrease) in cash                    (   21,962)            31,176
   Cash, beginning of period                              29,172             74,420
                                                       ---------          ---------

   Cash, end of period                               $     7,210         $  105,596
                                                       =========          =========

The accompanying notes are an integral part of the financial statements.


                    Supplemental Information for the Six Months
                              Ended June 30, 2001

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

                             Augment Systems, Inc.
                         Notes to Financial Statements

1.    Organization, Business and Basis of Presentation:

     The Company was incorporated in 1990 to develop and distribute fiber optic printed circuit boards in the publishing and printing markets. The fiber optic products had limited success, and in fiscal 1994, the Company began phasing out it's fiber optic operations and began the transition into a systems integration and engineering consulting business. In 1995, the Company made a strategic shift in its business operation into the server market.

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

Operating Plan:

     In the past two years, the Company began implementing its financial and operating strategies.

     1. The Company sold the license rights to its technology.

     2. The Company cancelled its operating lease for its offices located at 2 Robbins Road, Westford, Massachusetts. No additional obligations were incurred as a result of the cancellation.

     3. The Company returned to a supplier certain equipment that was obtained under a capital lease agreement. In exchange for the cancellation of the lease, the Company paid $6,800 in cash and transferred certain accounts receivable to settle an additional $6,800 payable to the supplier.

     4. The Company was released of it's obligation of payment of any future royalties on its development agreements.

     5. In 2000, new management was installed based on an exchange of stock with a company principally owned by a former director, Mr. Jeffrey Leventhal and his company, Right2web.com., Inc.

     The Company has incurred substantial losses since inception and was engaged primarily in product development. The Company has funded its losses primarily from a combination of debt and equity financings. In addition, at June 30, 2001, the Company had a working capital deficiency of $177,075 and a stockholders' deficit of $177,075. Also, management's initial concept to be a business-to-business e-commerce venture, the Right2web business model, is subject to various risks including intense competition, need for substantial funds and qualified personnel, internet security concerns, potential technological difficulties, development of new technology, reliance on key personnel, and market conditions for internet companies. In the past few months, because of the inherent risks, the Company has decided not to pursue Right2Web's business model. However, the Company will pursue, subject to financing, its original concept of developing and distributing fiber optic printed circuit boards in the publishing and printing industry. The Company will also seek to acquire companies in related fields.

     The Company's shortage of capital, uncertainty of its business plan and insufficient qualified personnel raises substantial doubt about the Company's ability to continue as a going-concern. The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents at December 31, 2000 or June 30, 2001.

     Inventories

     The Company had no inventories as of December 31, 2000 and June 30, 2001. Inventories would be stated at the lower of cost (first-in, first-out) or market.

     Property and Equipment

     Property and equipment are to be recorded at cost. Depreciation is to be computed using the straight-line method over the estimated useful lives of the related assets. Property held under capital leases is to be amortized over the lesser of the lease term or their estimated useful lives. As of June 30, 2001, the Company had no fixed assets.

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

     In accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be sold, Leased or Otherwise Marketed, the Company will capitalize software development costs incurred after technological feasibility of the software development projects are established and the reliability of such capitalized costs through future operations is expected.

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

Prospective Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations, and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. Under Statement No. 142, goodwill will no longer be subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. In addition, Statement No. 142 requires separate recognition for certain acquired intangible assets that will continue to be amortized over their useful lives.

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

     In the first six months of 2001, the Bondholders received 6,574,336 post split common shares, par value .0001, of the Company in exchange for the total outstanding Bonds, warrants and interest of $1,665,701. The exchange is reflected on the Income Statement of the Company as an extraordinary gain on the extinguishment of debt.


4.   Commitments

     Leases

     The Company was obligated for rental payments under two operating leases for facilities that expire through August 2001. The Company negotiated the cancellation of those leases effective January 1, 1999 and has had no rent expense for 2000 and the first six months of 2001.

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

                             Augment Systems, Inc.
                          Notes to Financial Statements
                                   (Continued)

5.   Related Party Transactions and Subsequent Events

     On March 11, 2000, the Company entered into a Stock Purchase Agreement pursuant to which the Company sold to Right2web.Com, Inc. ("Right2web") for 100% of the outstanding shares of Right2web, a start-up business-to-business internet venture, 120,967,719 post split common shares which gave Right2Web.Com a 92% interest in the Company. Current stockholders received 3% of the Company's common stock and the convertible note holders received 5%. This transaction closed in December 2000, but the shares were not issued until 2001. The results of the transaction were recorded in the first six months of 2001.

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


7.   Capital Stock

     Preferred Stock

     In July 1995, the Board of Directors approved an increase in the number of authorized shares of preferred stock from 593,602 shares to 2,000,000 shares. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights, preferences to dividends and liquidation, conversion and redemption rights and sinking fund provisions. In 2000, the Company exchanged 1,416,700 preferred shares for 100% of the shares of Right2web.com, Inc. The transaction was valued at $40,480. The preferred shares were converted into 92% of the outstanding shares of the Company which was accomplished in the first six months of 2001.

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

                              Augment Systems, Inc.
                          Notes to Financial Statements
                                   (Continued)



8.   Net Loss Per Share of Common Stock

     The Company follows the Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, issued by the Financial Accounting Standards Board. Under SFAS No. 128, the basic and diluted net loss per share of common stock for the quarter ended June 30, 2001 and June 30, 2000 is computed by dividing the net gain (loss) by the weighted average number of common shares outstanding during the period.

      The weighted average number of common shares outstanding is summarized as follows:

                                                             June 30,
                                                     ---------------------------
                                                       2001            2000
                                                     -----------    ---------
 Denominator for basic and diluted gain (loss)
  per share:
 Weighted average common stock
  shares outstanding                                 73,632,561     12,198,951

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

     During the year 2000, effective in the first six months of 2001, the Company exchanged its bridge financing of $1,500,000 for shares, reverse split its common stock 1 for 4 and brought in new management through the exchange of its shares with Right2Web. New management is seeking merger targets and trying to reestablish the fiber channel based network file server systems business.

     There was no revenue for the six months ended June 30, 2000 and June 30, 2001.

     The Company incurred no research and development costs for the two quarters ended June 30, 2000 and June 30, 2001. The Company does not anticipate spending any additional funds on research and development in the immediate future.

General and administrative costs for the six months ended June 30, 2000 were $48,166 as compared to $20,543 for the six months ended June 30, 2001. The decrease is mostly attributable to decreased spending on professional fees.

     The Company incurred no sales and marketing costs for the six months ended June 30, 2000 and June 30, 2001.

     The Company recognized a net profit for the six months ended June 30, 2001 of $1,644,500 as compared to a net loss of $108,166 for the six months ended June 30, 2000. The main difference between 2001 and 2000 was the extinguishment of debt of $1,665,043.

     The Company currently has three unpaid part-time employees who are attempting to settle any outstanding short and long-term debts, seek buyers for its technology, explore merger opportunities, and start to redevelop the Company's fiber channel technology.

Liquidity and Capital Resources

     The Company has a negative working capital of $177,075 and an operating loss of $20,543 for the six months ended June 30, 2001.

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

     The Company is presently authorized to issue up to 148,000,000 shares of its Common Stock and up to 2,000,000 shares of Preferred Stock. As of June 30, 2001, there were 131,486,717 shares of the Company's Common Stock issued and outstanding and no Preferred Stock issued and outstanding.

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

PART II. OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS
                      ------------------
                      None

ITEM 2.               CHANGES IN  SECURITIES
                      ----------------------
                      During the year 2000, the Company's shareholders approved an increase in the authorized shares of the Company from 50,000,000 to 148,000,000 and a change in par value from $.01 to $.0001, all effective in the first six months of 2001.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES
                      -------------------------------
                      In September 1999, the Company defaulted on its convertible notes. In April 2000, the note holders were requested to convert their notes to equity. All the notes were converted to equity effective in the first six months of 2001.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                      ---------------------------------------------------
                      None

ITEM 5.               OTHER INFORMATION
                      -----------------
                      None

ITEM 6.               EXHIBITS AND REPORTS ON FORM 8-K
                      ---------------------------------
                      There were no Form 8-Ks filed during the first six months of 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 AUGMENT SYSTEMS, INC.
DATE:
August 19, 2001                  By:/s/Jeffrey Leventhal
-------------                    -----------------------

                                 Jeffrey Leventhal
                                 CEO, Chairman