Form 10QSB
period 2001-09-30
AUG CORP
filed 2001-11-20
CIK 1004605

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ---     ACT OF 1934

         For the quarterly period ended September 30, 2001
                                        ------------------

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
 ---

         For the transition period from               to
                                        --------------   ------------------

                         Commission File Number: 0-22341
                                                 -------

                                    AUG CORP.
                                    ---------
        (Exact name of Small Business Issuer as specified in its Charter)

             Delaware                                 04-3089539
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

           1900 Corporate Blvd., Suite 305W, Boca Raton, Florida 33431
 -------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 241-9921
                        --------------------------------
                           (Issuer's telephone number)

         ---------------------------------------------------------------
         (Former Name, former address and former fiscal year, if changed since last Report.)

         Check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes [X]   No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 131,486,769 shares of Common Stock as of September 30, 2001 (pre reverse split).

                                      INDEX


PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Condensed Financial Statements (unaudited)

         Balance Sheets

         Statements of Operations

         Statements of Cash Flows

         Notes to Financial Statements

Item 2.  Management's Discussion and Analysis and Plan of Operations


PART II. OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

PART I.           FINANCIAL INFORMATION
                  ---------------------


Item 1.           Financial Statements




                              AUGMENT SYSTEMS, INC.



                                    CONTENTS


PAGE                1        INDEPENDENT ACCOUNTANTS' REPORT

PAGE                2        BALANCE SHEETS AT SEPTEMBER 30, 2001 (UNAUDITED)
                             AND DECEMBER 31, 2000

PAGE                3        STATEMENTS OF OPERATIONS FOR THE THREE AND NINE
                             MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                             (UNAUDITED)

PAGE                4        STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
                             SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)

PAGES             5 - 8      NOTES TO FINANCIAL STATEMENTS

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors of:
  Augment Systems, Inc.

We have reviewed the accompanying balance sheet, statements of operations, and cash flows of Augment Systems, Inc. as of September 30, 2001, and for the three and nine month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

We conduct our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company's working capital deficiency of $11,628, a stockholders' deficiency of $11,628 and accumulated operating losses of $22,175,121 raise substantial doubt about its ability to continue as a going concern. Management's plan in regards to these matters is also described in Note
5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WEINBERG & COMPANY, P.A.


Boca Raton, FL
November 19, 2001

                              AUGMENT SYSTEMS, INC.
                                 BALANCE SHEETS
                                 --------------



                                     ASSETS
                                     ------
                                                                                September 30, 2001  December 31, 2000
                                                                                    (Unaudited)         (Audited)
                                                                                ------------------  -----------------
CURRENT ASSETS

   Cash                                                                             $      8,258      $     29,172

                                                                                    ------------      ------------
     Total Current Assets                                                                  8,258            29,172
                                                                                    ------------      ------------


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES

  Accounts payable and accrued expenses                                             $     19,886      $    132,512
  Interest payable                                                                            --           270,000
  Bridge loan financing                                                                       --         1,395,701
  Convertible promissory notes                                                                --             6,432
  Current portion of obligations under capital leases                                         --            46,760
                                                                                    ------------      ------------
     Total Current Liabilities                                                            19,886         1,851,405
                                                                                    ------------      ------------

STOCKHOLDERS' DEFICIENCY

  Preferred stock, $0.01 par value, 2,000,000
     shares authorized, 2,000,000 shares issued and outstanding on September 30, 2001; 1,416,700 shares issued and
     outstanding on December 31, 2000                                                     20,000            14,167
  Common stock, $0.0001 par value, 148,000,000 shares authorized,
     131,486,769 shares issued  and outstanding on September 30,
     2001; 15,778,406 shares issued and outstanding on December 31,
     2000, par value $.01                                                                 13,149           157,783
  Additional paid-in capital                                                          22,130,344        21,798,385
  Accumulated deficit                                                                (22,175,121)      (23,792,568)
                                                                                    ------------      ------------
     Total Stockholders Deficiency                                                       (11,628)       (1,822,233)
                                                                                    ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                      $      8,258      $     29,172
----------------------------------------------                                      ============      ============

                 See accompanying notes to financial statements.
                                        2

                              AUGMENT SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                   -----------




                                                For the Three          For the Three        For the Nine         For the Nine
                                                 Months Ended          Months Ended         Months Ended         Months Ended
                                                September 30,          September 30,        September 30,        September 30,
                                                     2001                   2000                2001                  2000
                                                -------------          -------------        -------------        -------------
REVENUES                                        $          --          $          --        $          --        $          --
                                                -------------          -------------        -------------        -------------


COSTS AND OPERATING EXPENSES
   General and administrative expenses                  7,321                   (127)               7,605              (16,154)
   Professional fees                                  127,866                 17,810              148,125               82,003
                                                -------------          -------------        -------------        -------------
     Total Operating Expenses                         135,187                 17,683              155,730               65,849
                                                -------------          -------------        -------------        -------------

LOSS FROM OPERATIONS                                 (180,187)               (17,683)            (155,730)             (65,849)

OTHER INCOME (EXPENSE)
  Other Income                                        108,134                     --              108,134                   --
  Interest expense                                         --                (30,000)                  --              (90,000)
                                                -------------          -------------        -------------        -------------

LOSS BEFORE EXTRAORDINARY ITEM                        (27,053)               (47,683)             (47,596)            (155,849)

EXTRAORDINARY ITEM
  Gain on extinguishment of debt                           --                     --            1,665,043                   --
                                                -------------          -------------        -------------        -------------

NET INCOME (LOSS)                               $     (27,053)         $     (47,683)       $   1,617,447        $    (155,849)
-----------------                               =============          =============        =============        =============


Net income (loss) per share of common
 stock - basic and diluted                      $       (0.00)         $       (0.00)       $        0.02        $       (0.01)
                                                =============          =============        =============        =============

Weighted average number of shares outstanding
 during the period - basic and diluted            131,486,769             15,778,406           93,205,783           13,405,283
                                                =============          =============        =============        =============

                 See accompanying notes to financial statements.
                                        3

                              AUGMENT SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   -----------


                                                                                        For the Nine Months    For the Nine Months
                                                                                        Ended September 30,    Ended September 30,
                                                                                               2001                    2000
                                                                                        -------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                                                          $ 1,617,447           $  (155,849)
   Adjustments to reconcile net loss to provided by (net cash)
     used in operating activities:
     Stock issued for extinguishment of debt                                                          658                    --
   Changes in assets and liabilities:
     Accounts payable                                                                             (54,942)                   --
     Accrued expenses                                                                             (57,684)              103,630
     Bridge loan and accrued interest                                                          (1,665,701)                   --
     Note payable                                                                                  (6,432)                   --
     Capital lease obligation                                                                     (46,760)                   --
                                                                                              -----------           -----------
       Net Cash Provided By (Used In) Operating Activities                                       (213,414)              (52,219)
                                                                                              -----------           -----------

  CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures to purchase Company stock                                              (207,500)                   --
                                                                                              -----------           -----------
       Net Cash Provided By (Used In) Investing Activities                                       (207,500)                   --
                                                                                              -----------           -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds additional paid in capital                                                          380,000                 6,000
     Proceeds from issuance of stock                                                               20,000                54,000
                                                                                              -----------           -----------
       Net Cash Provided By (Used In) Financing Activities                                        400,000                60,000
                                                                                              -----------           -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                  (20,914)                7,781

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                    29,172                74,420
                                                                                              -----------           -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                     $     8,258           $    82,201
-----------------------------------------                                                     ===========           ===========

SUPPLEMENTAL CASH FLOW INFORMATION
----------------------------------

Non Cash Investing and Financing Activities:

During the nine months ended September 30, 2001, 6,574,336 shares valued at $658 were issued for the extinguishment of debt consisting of notes and interest valued at $1,665,701. A gain on extinguishment of debt was recognized for $1,665,043.

                              AUGMENT SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1   BASIS OF PRESENTATION
------   ---------------------

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

         It is management's opinion, however, that all adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

         For further information, refer to the financial statements and footnotes included in the Company's Form 10-KSB filed on April 2, 2001.


NOTE 2   ORGANIZATION AND CHANGE OF OWNERSHIP
------   ------------------------------------

         The Company entered into a Stock Purchase Agreement effective August 1, 2001 with Lancer Offshore, Inc., a Curacaco, Netherlands Antilles corporation. Under this agreement and plan of reorganization, Lancer Offshore purchased 2,000,000 shares of the Company's Series A Preferred stock, par value $.01 for the sum of $400,000. The Preferred shares are convertible into an aggregate of 40,000,000 shares, par value $.0001, upon the completion of a 100:1 reverse stock split of the Company's common stock (See Note 6).

         In addition, under the agreement, the Company issued warrants to Alpha Omega Group, Inc. to purchase 10,000,000 shares of the Company's common stock exercisable at $.01 per share until November 30, 2001; warrants to purchase 20,000,000 shares of the Company's common stock exercisable at $.05 per share until August 31, 2004; and warrants to purchase 20,000,000 shares of the Company's common stock exercisable at $.10 per share until August 31, 2006.

         For further information, refer to the Company's filing of Form 8-K, "Change in Control of the Registrant and Other Events", filed on October 1, 2001.

         The Company has undertaken a reorganization of its corporate structure and is considering an acquisition or merger to grow its operations. To date, the Company has not identified an acquisition or merger candidate.

                              AUGMENT SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3   EXTINGUISHMENT OF DEBT
------   ----------------------

         (A) Bridge Financing Loans
         --------------------------

         In September 1998, the Company obtained $1,500,000 in bridge financing consisting of secured convertible promissory notes and 750,000 common stock purchase warrants. The promissory notes had an interest rate of 8% and were to be repaid at the earlier of July 31, 1999 or (i) any sale, pledge, assignment or disposition of any assets of the Company;
         (ii) any merger or consolidation of the borrower or change of control of the Company; (iii) proceeds of at least $4,000,000 from the sale or issuance of any debt or equity securities or proceeds of any loans. The common stock warrants were exercisable at $.40 per share and expire five years from the date of issuance.

         In March 2001, the Company issued 6,574,336 shares of common stock (post 4:1 reverse stock split; see Note 4(B)) in exchange for the total outstanding notes, warrants and accrued interest of $1,665,701. The stock was valued at $658 based on an independent appraisal, creating a gain on the extinguishment of debt in the amount of $1,665,043. This gain is reflected on the Statement of Operations as an extraordinary gain on the extinguishment of debt.

         (B) Accounts Payable and other liabilities
         ------------------------------------------

         In accordance with the stock purchase agreement and plan of reorganization (see Note 2), the Company was to use the $400,000 proceeds to satisfy any and all of the Company's obligations. During the three months ended September 30, 2001, the Company made payments totaling $34,242 to settle accounts payable and other liabilities. In addition, the Company wrote off a total of $108,134 of old (1999 and prior) accounts payable and other liabilities. The Company determined these previously recorded liabilities have no likelihood of ever being paid, nor are the vendors requesting payment.


NOTE 4   STOCKHOLDERS' DEFICIENCY
------   ------------------------

         (A) Issuance of Common Stock for Debt
         -------------------------------------

         During the three months ended September 30, 2001, 6,574,336 common shares were issued for the settlement of debt. The shares were valued at $658 using the fair value as determined by an independent appraiser (See Note 3A).

                              AUGMENT SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


         (B) 4:1 Reverse Common Stock Split
         ----------------------------------

         In February 2001, 15,778,406 common shares and 2,200,580 common stock warrants were retired and replace by 3,944,602 common shares and 550,212 common stock warrants according to the 4:1 reverse stock split approved by the Board of Directors.

         (C) Conversion of Outstanding Preferred Stock
         ---------------------------------------------

         During the three months ended March 31, 2001, the Company converted the total 1,416,700 preferred shares outstanding valued at $14,167 to 120,967,779 common stock shares valued at $12,097, par value $0.0001, according to the Preferred stock conversion and redemption rights.

         (D) Stock purchased from previous Shareholders
         ----------------------------------------------

         During the three months ended September 30, 2001, the Company paid an aggregate of $207,500 for the re-purchase of 67,085,400 shares of the Company's stock according to the conditions of the agreement and plan of reorganization dated August 31, 2001 (See Note 2).


NOTE 5   GOING CONCERN
------   -------------

         As reflected in the accompanying financial statements and at September 30, 2001, the Company has a working capital deficiency of $11,628, a stockholders' deficiency of $11,628 and an accumulated net losses from operations of $22,175,121. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

         The Company anticipates obtaining short term financing and equity funding through the issuance of restricted common stock. Management believes that actions presently taken to improve its future operations and obtain additional funding provide the opportunity for the Company to continue as a going concern.


NOTE 6   SUBSEQUENT EVENTS
------   -----------------

         Subsequent to September 30, 2001, and in accordance with the stock purchase agreement and plan of reorganization (see Note 2), the Company made additional payments totaling $8,258 to settle accounts payable and other liabilities.

                              AUGMENT SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



         In September 2001, the Board of Directors and a majority of the shareholders of the Company agreed by unanimous consent to change the name of the Company to "AUG Corp." and effectuate a 100:1 reverse stock split of the Company's currently issued and outstanding shares of common stock. The name change and reverse stock split became effective in October 2001. Upon effectiveness of the reverse stock split, there were issued and outstanding approximately 41,300,978 shares of the Company's common stock.

Item 2.  Management Discussion and Analysis

General

         Management's discussion and analysis contains various forward looking statements within the meaning of the Securities and Exchange Act of 1934. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward looking terminology such as "may," "expect," "anticipate," "estimates" or "continue" or use of negative or other variations of comparable terminology. Management cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in forward looking statements, that these forward looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in forward looking statements.

Plan of Operations

         The Company has undertaken a reorganization of its corporate structure and is considering an acquisition or merger to grow its operations. Management believes it will continue to operate at a loss for the next 12 months.

Results of Operations

         The Company has recognized no revenues for the nine month period ended September 30, 2001. The Company recognized no revenues for the nine month period ended June 30, 2000. The Company has incurred general and administrative expenses of $7,605 for the nine month period ended September 30, 2001. For the nine month period ended September 30, 2001, the Company also incurred professional fee expenses of $148,125. For the nine month period ended September 30, 2000, the Company incurred operating expenses of $65,849, consisting of professional fees.

         For the nine month period ended September 30, 2001, the Company incurred a loss from operations of $155,730. For the nine month period ended September 30, 2000, the Company incurred a loss from operations of $65,849.

Liquidity and Capital Resources

         During the nine month period ended September 30, 2001, the Company issued 6,574,336 shares of its common stock for the extinguishment of debt consisting of notes and interest valued at $1,665,701. The shares issued were valued at $658. A gain on extinguishment of debt was recognized for $1,665,043 for the nine month period ended September 30, 2001.

         In February 2001 the Company retired 15,778,406 shares of its outstanding common stock and 2,200,580 outstanding common stock purchase warrants. These securities were replaced by 3,944,602 shares of common stock and 550,212 common stock purchase warrants pursuant to the 4 for 1 reverse stock split which was effectuated in February 2001.

         During the three month period ended March 31, 2001, the Company converted 1,416,700 outstanding shares of preferred stock to 120,967,779 shares of common stock.

         As reflected in the accompanying financial statements and at September 30, 2001, the Company has a working capital deficit of $11,628, a stockholders deficiency of $11,628 and an accumulated net losses from operations of $22,175,121. The ability of the Company to continue as a going concern is dependent upon the Company's ability to raise additional capital and implement its business plan. The Company anticipates obtaining short term financing and equity funding through the issuance of restricted common stock. Management believes that actions presently taken to improve its future operations and obtain additional funding provide the opportunity for the Company to continue as a going concern. Management anticipates that funds received from financing and funding should be sufficient to satisfy contemplated cash requirements for the next 12 months. Due to lack of working capital, the Company is considering a merger or acquisition.

         Management does not anticipate any significant purchase of equipment. The number and level of the Company's employees and consultants at September 30, 2001, is adequate to maintain business.

PART II. OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

On September 21, 2001, the Board of Directors and a majority of the shareholders of the Company agreed by unanimous consent to change the name of the Company to "AUG Corp." and effectuate a 100:1 reversed stock split of the Company's currently issued and outstanding shares of Common Stock. In accordance with Delaware General Corporate Law and the Securities Exchange Act, the Company mailed an information statement to its shareholders of record at September 24, 2001. The name change and reversed stock split became effective on or about October 20, 2001. Upon effectiveness of the reverse stock split, there were issued and outstanding approximately 41,300,978 shares of the Company's Common Stock.

Item 5.  Other Information

Effective August 31, 2001, the Company entered into a Stock Purchase Agreement (the "Agreement") with Lancer Offshore, Inc., a Curacao, Netherlands Antilles corporation. Under the Agreement, Lancer Offshore purchased 2,000,000 shares of the Company's Series A Preferred Stock, par value $.01 for the sum of $400,000.00. The Preferred Shares are convertible into an aggregate of 40,000,000 shares of the Company's Common Stock as adjusted on a post reverse split basis as explained in Item 4. Upon conversion of the Preferred Shares and effectiveness of the reverse stock split, Lancer Offshore owns approximately 97% of the Company's issued and outstanding shares of Common Stock. In addition, under the Agreement the Company issued warrants to Alpha Omega Group, Inc. to purchase 10,000,000 shares of the Company's Common Stock exercisable at $.01 per share until November 30, 2001; warrants to purchase 20,000,000 of the Company's Common Stock exercisable at $.05 per share until August 31, 2004; and warrants to purchase 20,000,000 of the Company's Common Stock exercisable at $.10 per share until August 31, 2006.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits required by Item 601 of Regulation S-B

                  The following exhibits are filed as part of this report:

                  Exhibits:

                  None.

         (b)      Reports on Form 8-K

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized officers of the Registrant.



                                        AUG CORP

                                        By:  /s/ Laurence S. Isaacson
                                           -------------------------------
                                           Laurence S. Isaacson, President


DATED: November 19, 2001