Form 10KSB
period 2001-12-31
AUG CORP
filed 2002-04-16
CIK 1004605

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                         Commission file number 0-22341

                                    AUG CORP.
                                    ---------
                 (Name of Small Business Issuer in its Charter)

                   Delaware                                   04-3089539
                   --------                                   ----------
        (State or Other Jurisdiction of                   (I.R.S. Employer
         Incorporation or Organization)                  Identification No.)

         1900 Corporate Boulevard, Suite 305W, Boca Raton, Florida 33431
         ---------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (561) 241-9921
                                 --------------
                           (Issuer's Telephone Number)

              Securities registered under Section 12(b) of the Act:
          Title of Each Class     Name of Each Exchange on Which Registered
          -----------------------------------------------------------------
                                         None

         Securities registered under Section 12(g) of the Exchange Act:
                     Class A Common Stock, $.0001 par value
                     --------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  None.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. ($5.25 as of April 11, 2002). $13,881,578

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 29, 2002; 2,644,110 Shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

- None -

Transitional Small Business Disclosure Format (Check One)  Yes [ ]   No [X]

                                          Table of Contents

PART I                                                                                              Page
                                                                                                    ----
Item 1.       Description of Business ...........................................................    1
Item 2.       Description of Property............................................................    6
Item 3.       Legal Proceedings..................................................................    7
Item 4        Submission of Matters to a Vote of Security Holders................................    7

PART II

Item 5.       Market for Common Equity and Related Stockholder Matters...........................    7
Item 6.       Management's Discussion and Analysis or Plan of Operation..........................    9
Item 7.       Financial Statements...............................................................   10
Item 8.       Changes in and Disagreements With Accountants on Accounting and
              Financial Disclosure...............................................................   10

PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons; Compliance With
              Section 16(a) of the Exchange Act..................................................   11
Item 10.      Executive Compensation.............................................................   12
Item 11.      Security Ownership of Certain Beneficial Owners and Management.....................   13
Item 12.      Certain Relationships and Related Transactions.....................................   14
Item 13.      Exhibits, Lists and Reports on Form 8-K............................................   14

PART I

Item 1. Description of Business

AUG Corp. (the "Company") was incorporated under the laws of the State of Delaware in 1990 to develop and distribute fiber optic printed circuit boards in the publishing and printing markets. The fiber optic products had limited success and in fiscal 1994 the Company began phasing out the fiber optic operations and began the transition into a systems integration and engineering consulting business. In 1995, the Company made a strategic shift in its business operation into the server market.

In November 1998, the Company was informed by the investment bank that had provided financing that they would be unable to secure the additional funding required to repay an outstanding bridge loan and provide the Company with the necessary working capital to support its plan and ongoing operations. The Company began to seek alternative financing, but was unable to secure the necessary funds.

In January 1999, the Board of Directors decided to seek buyers, strategic partners and merger opportunities to make the Company economically viable.

On March 11, 2000, Right2Web.Com, Inc. acquired 1,416,700 shares of the Company's preferred stock convertible into 92% of the outstanding shares of the Company's Common Stock. In return for the shares of preferred stock, Right2Web.Com, Inc. undertook to satisfy the Company's current debt and obligations and fund its operations. The transaction was valued at $40,480 and was accounted for as a reverse merger in 2000. The preferred stock was converted into Common Stock in 2001.

The Company did not have any revenues during 2000 or 2001.

In February, 2001, the Board of Directors and a majority of the shareholders of the Company agreed by unanimous consent to effectuate a 4 to 1 reversed stock split of the Company's then issued and outstanding shares of Common Stock. In accordance with Delaware General Corporate Law and the Securities Exchange Act, the Company mailed an information statement to its shareholders of record. The reverse split was effectuated in February 2001.

Effective August 31, 2001, the Company entered into a Stock Purchase Agreement with Lancer Offshore, Inc., a Curacao, Netherlands Antilles corporation. Under the Agreement, Lancer purchased 2,000,000 shares of the Company's Series A Preferred Stock, par value $.01 for the sum of $400,000. The Preferred Shares converted into an aggregate of 40,000,000 shares of the Company's Common Stock as adjusted on a post 100 to 1 reverse split basis as further explained below. In addition, under the Agreement the Company issued warrants to Alpha Omega Group, Inc. to purchase 10,000,000 shares of the Company's Common Stock exercisable at $.01 per share until November 30, 2001; warrants to purchase 20,000,000 of the Company's Common Stock exercisable at $.05 per share until August 31, 2004; and warrants to purchase 20,000,000 of the Company's Common Stock exercisable at $.10 per share until August 31, 2006. In addition, Lancer also bought 670,854 shares of Common Stock (post 100 to 1 reverse split) from existing shareholders of the Company. In connection with the Agreement, the Company also issued additional warrants and options with cashless exercise provisions to purchase 2,000,000 shares of Common Stock. The additional shares and warrants were issued on a post 100-to-1 reverse split basis.

On September 21, 2001, the Board of Directors and a majority of the shareholders of the Company agreed by unanimous consent to change the name of the Company to "AUG Corp." and effectuate a 100:1 reversed stock split of the Company's then issued and outstanding shares of Common Stock. In accordance with Delaware General Corporate Law and the Securities Exchange Act, the Company mailed an information statement to its shareholders of record at September 24, 2001. The information statement provided information regarding the name change and reverse stock split. The name change and reversed stock split became effective on or about October 20, 2001. Upon effectiveness of the reverse stock split, there were issued and outstanding approximately 41,300,978 shares of the Company's Common Stock. Upon the conversion of the Preferred Shares issued to Lancer, an additional 40,000,000 shares of the Company's Common Stock were issued.

Unless otherwise noted, all share and per share amounts disclosed in this report have been restated to reflect the above reverse stock splits.

Subsequent Events

On January 7, 2002, the Company and its wholly-owned subsidiary, AUG Acquisition Corp. ("AAC"), entered into an Agreement and Plan of Merger, dated December 28, 2001 with Synthesys Secure Technologies, Inc. The Merger Agreement provided that upon the terms and subject to conditions therein, for the merger of AAC into Synthesys. Synthesys, the surviving corporation, became a wholly-owned subsidiary of the Company. Synthesys and AAC made the appropriate filings to complete the Merger Agreement with the State of Florida on January 7, 2002 and the Company has filed a Current Report on Form 8-K with the Securities and Exchange Commission disclosing the transaction.

Pursuant to the merger, Synthesys has become a wholly-owned subsidiary of the Company. The shareholders of Synthesys have received an aggregate of 5,350,259 shares of the Company's Common Stock in exchange for their interest in Synthesys. As a result of this transaction, shareholders of Synthesys will own approximately 6.11% of the Company's Common Stock.

Synthesys, a Florida corporation, with its executive offices located in Deerfield Beach, Florida, is a global secure solutions company that intends to develop and market a variety of innovative security-based products that function on multiple operating systems including Open VMS(TM), UNIX(TM), Linux(TM), Windows NT(TM), Windows 2000(TM) and AS400(TM).

Synthesys is structured around five key business segments that address all elements of IT security biometric crypto-controlling smart cards, full public key infrastructure (PKI) with digital signatures and trust centers, secure realtime communications, systems integration and training, and transponder tags. Synthesys and Compaq Computer Corp. (CPQ) have partnered to deliver Secure

Systems Solutions for customers operating on Compaq's Open VMS platform. A listing for Synthesys as a member of Compaq Solutions Alliance may be viewed at (http://csa.compaq.com/).

Management believes Synthesys' propriety software products position it to become a leader in biometric crypto-controlling smart cards and secure systems integration.

Background and History of SyntheSys

SyntheSys was incorporated in Florida in May 2001 under the name SyntheSys Technologies, Inc. Its name was subsequently changed to SyntheSys Secure Technologies, Inc. SyntheSys is a development stage company.

Executive Officers of SyntheSys

Shashi Kapur, Ph.D., Chief Executive Officer/President, age 48. Dr. Kapur has been CEO/President since January 2002. He has over twenty years of technical and executive management experience is developing and growing Information Technology based companies. Dr. Kapur has held senior executive management positions in Telecredit, Equifax and TeleVoice. He was most recently the President and Chief Operating Officer of TeleVoice.

Harold D. Fitch, Jr., Ph.D., Chief Technology Officer, age 59. Dr. Fitch has been Chief Technology Officer since May 2001. He has been involved in computer systems hardware and software development since 1958. During his career he has participated in pioneering projects in transform, pattern recognition and associative processing; passive radar; point of sale hardware and software; manufacturing MRP and configuration management; and wide area networks and distributed databases.

Jeffrey S. Barocas, Chief Financial Officer, age 54. Mr. Barocas has been the Chief financial Officer since March 2002. From July 1996 to March 2002 he was Chief Financial Officer of Quipp, Inc., a Nasdaq listed company (symbol: Quipp). Prior to Quipp, he was Chief Financial Officer of London International US Holdings, a US subsidiary of London International Group, a Nasdaq listed ADR (symbol: Londy).

Facilities

SyntheSys' executive offices are located at 550 Fairway Drive, Suite 110, Deerfield Beach, Florida and its telephone number is (954) 427-7400.

SyntheSys Plan of Operations

SyntheSys intends to become a provider of fully embedded crypto-controlled biometric smart card identification technology that is integrated with PKI infrastructure and digital signature trust center. This unique combination of technology delivers identification solution permanently binding the cardholder's virtual personality to their physical identity making it secure and fraud proof. SyntheSys will provide custom integration software and systems development services utilizing its biometric technologies to solve unique customer needs in all facets of the economy. SyntheSys intends to provide services and technology to the following industries:

Healthcare. SyntheSys intends to provide the leading edge infrastructure and integrated applications that enable healthcare providers and health insurance providers to meet HIPAA regulations before fines and sanctions are enforced in 2003.

Banking/Finance. SyntheSys intends to deliver fully auditable, consumer information security infrastructure that eliminates identity theft, fraudulent e-commerce and e-business transactions, generates new revenue, and simplifies operations for banking/finance institutions needing to comply with the Gramm-Leach-Bliley Act, Section 501b per FDIC ruling (June 2001).

Competition

The market for crypto-controlled biometric smart card identification technology data is extremely competitive, and SyntheSys expects competition to intensify in the future. Many of SyntheSys' current and potential competitors have significantly greater sales and marketing, technical, manufacturing, financial and other resources as well as greater name recognition and larger customer base. The SyntheSys' competitors may have more extensive customer relationships, including relationships with its potential customers. If SyntheSys is unable to compete successfully against its current and future competitors, SyntheSys could experience pricing pressures, reduced gross margins and order cancellations, any one of which could seriously harm the Company's business.

Employees

The Company has one employee. Laurance S. Isaacson, the Company's president, has been employed by the Company since September 2001. He currently receives no compensation for the services he performs for the Company. The Company may enter into an employment agreement with Mr. Isaacson in the future.

SyntheSys currently employs 25 people, all of whom are full-time employees, in the following capacities: 3 executive officers; 11 research and technical persons; and 11 administrative, sales and marketing persons. Its employees are not represented by a collective bargaining unit. SyntheSys believes relations with its employees are good.

Item 2. Description of Property

The Company's executive offices are located in Boca Raton, Florida. The Company occupies its executive offices on a month to month basis at no cost, pursuant to an oral agreement with its president.

Currently SyntheSys leases approximately 3,000 sq. ft. from H.E.C. Ltd. for approximately $4,700 per month. The current lease expires at August 2003.

Item 3. Legal Proceedings

On February 8, 2002, HD Brous & Co, Inc. filed an action in the United States District Court for the Eastern District of New York against the Company's subsidiary, SyntheSys, #CV 02910. By its complaint, Brous alleges that it performed investment banking services for SyntheSys and is entitled to be compensated. SyntheSys denies the allegations of the complaint and will be vigorously defending the action.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market for Common Equity

The Company's shares of Common Stock trade on the OTC Bulletin Board under the symbol "AUGC". The closing price on March 28, 2002 was $5.25. The following table sets forth the high and low bid quotations for the common stock and warrant for the periods indicated. These prices reflect a 4 for 1 reverse stock split effectuated February 2001 and 100 for 1 reverse stock split effectuated in October 2001. These quotations, as reported by the NASDAQ Stock Market, reflect prices between dealers, do not include retail mark-ups, markdowns, commissions and may not necessarily represent actual transactions.

Period                                         High                  Low
------                                         ----                  ---

Quarter ended March 31, 2000                 $   .65              $    .02
Quarter ended June 30, 2000                  $   .25              $    .01
Quarter ended September 30, 2000             $   .31              $    .10
Quarter ended December 31, 2000              $   .60              $    .10
Quarter ended March 31, 2001                 $ 62.50              $  20.00
Quarter ended June 30, 2001                  $ 18.80              $  11.00
Quarter ended September 30, 2001             $ 14.00              $  11.00
Quarter ended December 31, 2001              $ 11.00              $   2.00

As of March 31, 2002 there are currently approximately 246 holders of record of the Company's Common Stock.

The Company has never paid cash dividends on the Company's Common Stock. The Company intends to keep future earnings, if any, to finance the expansion of its business, and it does not anticipate that any cash dividends will be paid for the foreseeable future. The future dividend policy will depend on earnings, capital requirements, expansion plans, financial condition and other relevant factors.

Related Stockholder Matters

In February 2001, the Company retired 15,778,406 shares of Common Stock and 2,200,580 Common Stock Purchase Warrants and replaced these securities by issuing 3,944,602 shares of Common Stock and 550,212 Common Stock Purchase Warrants according to the 4 to 1 reverse stock split approved by the Company's Board of Directors.

In March 2001, the Company issued 6,574,336 shares of Common Stock (post 4:1 reverse stock split) in exchange for the total outstanding notes, warrants and accrued interest of $1,665,701.

On March 31, 2001, the Company converted 1,416,700 shares of preferred stock outstanding to 1,209,678 shares of Common Stock.

Effective August 31, 2001, the Company entered into a Stock Purchase Agreement whereby Lancer Offshore, Inc. purchased 2,000,000 shares of Series A Preferred Stock Convertible into 40,000,000 shares of Common Stock (post 100 to 1 reverse stock split) and warrants and options to purchase an aggregate of 14,000,000 shares (post 100 to 1 reverse stock split) of the Company's Common Stock at exercise prices ranging from $.01 to $.10 per share. The options and warrants expire from November 30, 2001 through August 31, 2006. The purchase price of $400,000 has been allocated to both the warrants and options and the Series A Preferred Stock. The warrants were issued to Lancer and related companies.

In September 2001, the Board of Directors and a majority of the shareholders of the Company voted to effectuate a 100 to 1 reverse stock split of the Company's currently issued and outstanding shares of common stock. The reverse stock split became effective on October 29, 2001.

In November 2001, the Company converted the 2,000,000 shares of Series A Preferred Stock into 40,000,000 shares of Common Stock, in accordance with the Series A Preferred Stock designation.

In November 2001 the Company issued 27,500,000 shares of Common Stock for $700,000, according to a term sheet dated November 12, 2001. The Company also issued 1,375,000 additional shares of Common Stock in lieu of consulting services performed in connection with this transaction valued at $35,000.

In November 2001, the Company issued 10,000,000 shares of Common Stock in exchange for 10,000,000 warrants previously issued on August 31, 2001 at the exercise price of $.01 per share. The Company also issued 2,000,000 shares of Common Stock for 2,000,000 warrants previously issued on August 31, 2001. These warrants contained a cash-less exercise option with an exercise price of $.0001 per share.

The above issuances of securities were exempt from registration pursuant to
Section 4(2) of the Securities Act. Shareholders had access to information concerning the Company and had the opportunity to ask questions concerning the Company.

Item. 6 Management's Discussion and Analysis of Financial Condition and General

Management's discussion and analysis contains various forward-looking statements within the meaning of the Securities and Exchange Act of 1934. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward looking terminology such as "may," "expect," "anticipate," "estimates" or "continue" or use of negative or other variations of comparable terminology. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in forward looking statements, that these forward looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in forward looking statements.

Results of Operations

The Company did not have revenue for the years ended December 31, 2001 and 2000. General and administrative costs for the fiscal year ended December 31, 2001 were $343,002 as compared to $137,964 for the year ended December 31, 2000. The $205,058 increase is attributable to primarily an increase in spending for professional fees in connection with the stock purchase agreement with Lancer. Higher spending in administrative and director fees offset other expense reductions in accounting and legal fees.

The Company did not incur any research and development or marketing costs for the two fiscal years ended December 31, 2001 and 2000.

The other income of $108,134 was a result of over accrual of expenses for 1999 and 2000. The Company determined these previous recorded liabilities have no likelihood of ever being paid.

In March 2001, the Company issued 6,574,336 shares of common stock (post 4:1 reverse stock split) in exchange for the total outstanding notes, warrants and accrued interest of $1,665,701. The stock was valued at $2,200 based on an independent appraisal, creating a gain on the extinguishment of debt in the amount of $1,663,501.

The Company recognized a net profit for the year ended December 31, 2001 of $1,421,355 as compared to a net loss of $298,298 for the fiscal year ended December 31, 2000. The main change between 2001 and 2000 was the extraordinary gain from the extinguishment of debt of $1,663,501 in 2001.

Liquidity and Capital Resources

The Company's auditors have included a paragraph in their report on the Company's annual financial statements which expresses concern about the Company's ability to continue as a going concern. The Company's financial statements for the year ended December 31, 2001 have been prepared on a going concern basis which contemplated a realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has an accumulated deficit of $22,371,214 and a negative cash flow from operations of $385,593.

The ability of the Company to continue as a going concern is dependant on the Company's ability to raise additional capital, and implement its business plan. Management believes that actions presently taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

Item 7. Financial Statements

The financial information required in this report is included herein, commencing on page F-1.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On October 2, 2001, the Board of Directors of the Company approved the engagement of Weinberg & Company, P.A. as independent auditors of the Company for the fiscal year ended December 31, 2001, to replace the firm of Bloom & Co. LLP, who were dismissed as the Company's auditors, effective October 2, 2001.

The reports of Bloom & Co. on the Company's financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits of the Company's financial statements for the fiscal years ended December 31, 1999 and 2000 and in the subsequent unaudited interim period through October 2, 2001 (date of dismissal), there were no disagreements with Bloom & Co. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Bloom & Co., would have caused Bloom & Co. to make reference to the subject matter in their report.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table includes the names, positions held and ages of the Company's executive officers and directors. All directors serve for one year and until their successors are elected and qualify. Directors do not presently receive compensation for their services as directors. Officers are elected by the Board and their terms of office are, except as otherwise stated in employment contracts, at the discretion of the Board.

Name                                        Age                  Position Held
----                                        ---                  -------------
Laurence S. Isaacson                        54                   President, Secretary and Director

Kathyrn Cowen                               39                   Director

Jeffrey Leventhal*                          31                   CEO, President and Chairman

Milton Barbarosh*                           46                   Vice President and Director

Duane Mayo*                                 48                   Director

* resigned effective September 2001

Laurence S. Isaacson - has served as president and a member of the Company's board of directors since September, 2001. Mr. Isaacson currently devotes between 5 and 10 hours a week to the Company. Since November 2001, Mr. Isaacson has served as president and secretary of Centrack International, Inc. Since 1994, Mr. Isaacson has been the principal, president and CEO of Thornhill Group, Inc., a NASD member broker/dealer specializing in private placements. He has also been a principal, executive vice president and COO of Stenton Leigh Group, Inc., a Boca Raton based merchant banking firm, since 1999. In addition to serving as an officer and director to various private and public companies, Mr. Isaacson was Managing Director of Strategica Capital Corporation, a Miami based merchant bank from 1994 to 1999. Mr. Isaacson graduated in 1970 from Husson College, Bangor, Maine with a Bachelor of Science Degree in Accounting and holds Series 7, 24, 27 and 63 licenses along with a Florida Real Estate Broker and Florida Mortgage Broker licenses.

Kathyrn Cowen - has been a director of the Company since September 2001. As an independent director, Ms. Cowen devotes minimal time to the Company's day to day business. From March 1999 through January 2001 Ms. Cowen was vice president of ContractorHub.com, a technology firm with headquarters located in Kent, Washington, which provides construction company clients with an electronic procurement of goods and services over the Internet. From 1997 to March 1999 Ms. Cowen was director of business development for the IT Group, Inc., a provider of diversified services in the areas of consulting, engineering, construction, remediation and facilities management with headquarters located in Monroeville,

Pennsylvania, which acquired the division of Fluor Daniel GTI, Inc. where Ms. Cowen had been employed. From September 1992 to August 1997 Ms. Cowen was director of business development for TRC Environmental Solutions, Inc., an environmental construction and engineering firm. Ms. Cowen currently serves on the board of directors of the following companies: SMX Corp, Nu-D-Zine, Inc., and Centrack International, Inc.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's outstanding Common Stock to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by SEC regulation to furnish the Company with copies of all such reports they file.

To the Company's knowledge, Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners have not been complied with for the period which this proxy relates.

Item 10. Executive Compensation

Summary Compensation Table

The following table sets forth information relating to the compensation the Company paid during the past three fiscal years to the Company's chief executive officer; and to each of its executive officers who earned more than $100,000 during the fiscal year ended December 31, 2001.

                               Fiscal                          Other Annual                LTIP       All Other
Name and Principal Position    Year       Salary     Bonus     Compensation   Options/(#)  Payouts    Compensation
------------------------------------------------------------------------------------------------------------------
Laurence S. Isaacson,
  President                    2001       -            -            -            -            -           -

Jeffrey Leventhal, CEO***      2001       -            -            -            -            -           -
                               2000       -            -            -            -            -           -
                               1999       -            -            -            -            -           -

Duane Mayo, CEO**              2000       -            -            -            -            -           -
                               1999       8,333        -            -            -            -           -

Laurence Liebson, CEO*         1999       12,500       -            -            -            -           -

* Left the Company in January 1999.
** Resigned as CEO effective December 2000.
*** Left the Company in September 2001.

Option Grants in Last Fiscal Year

None.

Option Exercises and Holdings

None.

Long-Term Incentive Plans Awards in Last Fiscal Year

None.

Employment Agreements. To date, the Company has not entered into employment agreements with its current executive officer.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to the Company, as of the date of this report, relating to the beneficial ownership of shares of common stock by each person who is known by the Company to be the beneficial owner of more than five percent of the outstanding shares of common stock; each director; each executive officer; and all executive officers and directors as a group.

The Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them. Unless otherwise disclosed, the address for the beneficial shareholder below is 1900 Corporate Boulevard, Suite 305W, Boca Raton, Florida 33431.

Under securities laws, a person is considered to be the beneficial owner of securities owned by him, his spouse and others to whom the law attributes ownership, as well as securities that can be acquired by him within 60 days from the date of this report, including upon the exercise of options, warrants or convertible securities. The Company determines a beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of the date of this report, have been exercised or converted.

                                          Number of Beneficially        Percentage of Outstanding
Name                                            Owned Shares            Shares Beneficially Owned
----                                      ----------------------        -------------------------
Lancer Offshore, Inc.                            79,545,854                        96.7%

Alpha Omega Group, Inc.                          40,000,000(1)                     33.0%

Laurence S. Isaacson                                      0                        --

Kathryn Cowen                                             0                        --

Officers and Directors as a Group                         0                        --
(2 persons)

(1) Includes 40,000,000 shares of Common Stock underlying Warrants.

Item 12. Certain Transactions and Related Transactions

None.

Item 13. Exhibits, Lists and Reports on Form 8-K

(a)      Exhibits

Exhibit No.    Description of Document
-----------    -----------------------

   2.2         Agreement and Plan of Merger with Synthesys*

* previously filed on Current Report on Form 8-K dated January 7, 2002

(b)      Reports on Form 8-K:

The following reports on Form 8-K were filed during the last quarter of the period covered by this report and the period subsequent to the period covered by this report:

On October 31, 2001 and December 3, 2001 the Company filed a Current Report on Form 8-K and Form 8-K/A, respectively, to disclose its change of auditors for the fiscal year ended December 31, 2001.

Subsequent to the period covered by this report, the Company filed a Current Report on Form 8-K disclosing that on February 8, 2002, HD Brous & Co, Inc. filed an action in the United States District Court for the Eastern District of New York against the Company's subsidiary, SyntheSys, #CV 02910.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Boca Raton, Florida on April 15, 2002.

                                                     AUG CORP.


                                                     By:/s/Laurence S. Isaacson
                                                     --------------------------
                                                     Laurence S. Isaacson
                                                     President


         In accordance with the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                                   TITLE                              DATE
---------                                   -----                              ----
/s/Laurence S. Isaacson               President, Secretary and            April 15, 2002
-----------------------               Director
Laurence S. Isaacson

/s/Kathyrn Cowen                      Director                            April 15, 2002
-------------------------
Kathryn Cowen

                                    AUG CORP.
                              FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001

                                    AUG CORP.



                                    CONTENTS
                                    --------

PAGE                 F-1        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

PAGE                 F-2        INDEPENDENT AUDITORS' REPORT

PAGE                 F-3        BALANCE SHEET AS OF DECEMBER 31, 2001

PAGE                 F-4        STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

PAGE                 F-5        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) FOR THE YEARS ENDED
                                DECEMBER 31, 2001 AND 2000

PAGE                 F-6        STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

PAGES              F-7-F-14     NOTES TO FINANCIAL STATEMENTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
AUG Corp.
West Newbury, Massachusetts


We have audited the accompanying statements of operations, stockholders' deficiency, and cash flows of AUG Corp. for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to report on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our report.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the results of operations and cash flows of AUG Corp. for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that AUG Corp. will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit. These circumstances raise substantial doubt about the entity's ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



BLOOM AND COMPANY


Hempstead, NY
March 26, 2001

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of AUG Corp.

We have audited the accompanying balance sheet of AUG Corp. as of December 31, 2001 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of AUG Corp. as of December 31, 2001 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has an accumulated deficit of $22,371,214 and a negative cash flow from operations of $385,593. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WEINBERG & COMPANY, P.A.


Boca Raton, Florida
April 12, 2002

                                    AUG CORP.
                                  BALANCE SHEET
                                DECEMBER 31, 2001
                                -----------------

                                     ASSETS
                                     ------
CURRENT ASSETS
 Cash and cash equivalents                                         $     36,079
 Cash advance for pending merger                                        600,000
                                                                   ------------

TOTAL ASSETS                                                       $    636,079
------------                                                       ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
 Accrued expenses                                                  $      7,258
                                                                   ------------
     Total Current Liabilities                                            7,258
                                                                   ------------


STOCKHOLDERS' EQUITY
 Common stock, $.0001 par value, 148,000,000 shares authorized,
   82,189,964 shares issued and outstanding                               8,220
 Additional paid-in capital                                          22,991,815
 Accumulated deficit                                                (22,371,214)
                                                                   ------------

     Total Stockholders' Equity                                         628,821
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $    636,079
------------------------------------------                         ============

                 See accompanying notes to financial statements.
                                       F-3

                                    AUG CORP.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                 ----------------------------------------------


                                                                      2001            2000
                                                                  ------------    ------------
REVENUES, NET                                                     $         --    $         --
                                                                  ------------    ------------

OPERATING EXPENSES
 General and administrative expenses                                   350,280         137,964
 Loss on impairment of goodwill                                             --          40,480
                                                                  ------------    ------------
       Total Operating Expenses                                        350,280         178,444
                                                                  ------------    ------------

LOSS FROM OPERATIONS                                                  (350,280)       (178,444)
                                                                  ------------    ------------

OTHER INCOME (EXPENSE)
 Other income                                                          108,134              --
 Interest income                                                            --             146
 Interest expense                                                           --        (120,000)
                                                                  ------------    ------------
       Total Other Income (Expense)                                    108,134        (119,854)
                                                                  ------------    ------------

LOSS BEFORE EXTRAORDINARY ITEM                                        (242,146)       (298,298)

 Gain from extinguishment of debt                                    1,663,501              --
                                                                  ------------    ------------

NET INCOME (LOSS)                                                 $  1,421,355    $   (298,298)
----------------                                                  ============    ============

Net income (loss) per share of common stock
 Basic                                                            $        .14    $      (8.52)
                                                                  ============    ============
 Diluted                                                          $        .06    $      (8.52)
                                                                  ============    ============

Weighted average number of shares outstanding
  during the period
 Basic                                                               9,915,928          35,009
                                                                  ============    ============
 Diluted                                                            23,860,107          35,009
                                                                  ============    ============

                 See accompanying notes to financial statements.

                                    AUG CORP.
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                 ----------------------------------------------

                                                Preferred Stock                   Common Stock          Additional
                                           Shares                           Shares                       Paid-In
                                         Outstanding       Amount        Outstanding      Amount         Capital
                                        -------------   ------------    -------------  ------------   ------------
Balance, December 31, 1999                        --    $         --          29,844   $          3   $ 21,869,852

Issuance of common stock for cash                 --              --           1,500              1         59,999

Issuance of preferred stock                1,416,700          14,167              --             --         26,313

Additional shares of common stock
 issued per 1997 Private Placement                --              --           8,199             --             --

Net loss                                          --              --              --             --             --
                                        ------------    ------------    ------------   ------------   ------------

Balance, December 31, 2000                 1,416,700          14,167          39,543              4     21,956,164

Issuance of common stock for
 extinguishment of debt                           --              --          65,743              7          2,193

Conversion of preferred stock to
 common stock                             (1,416,700)        (14,167)      1,209,678            121         14,046

Issuance of preferred stock and
 stock warrants to new owners              2,000,000          20,000              --             --        172,500

Issuance of treasury stock                        --              --              --             --             --

Issuance of common stock for cash                 --              --      27,500,000          2,750        697,250

Issuance of common stock for services             --              --       1,375,000            138         34,862

Conversion of preferred stock to
 common stock                             (2,000,000)        (20,000)     40,000,000          4,000         16,000

Exercise of common stock purchase
 warrants                                         --              --      12,000,000          1,200         98,800

Net income                                        --              --              --             --             --
                                        ------------    ------------    ------------   ------------   ------------

BALANCE, DECEMBER 31, 2001                        --    $         --      82,189,964   $      8,220   $ 22,991,815
                                        ============    ============    ============   ============   ============

(RESTUBBED TABLE), (Continued Next page)

(RESTUBBED TABLE)
                                                Treasury Stock                         Stockholders'
                                            Shares                       Accumulated      Equity
                                         Outstanding       Amount          Deficit     (Deficiency)
                                        -------------   ------------    -------------  -------------
Balance, December 31, 1999                        --    $         --    $(23,494,270)   $ (1,624,415)

Issuance of common stock for cash                 --              --              --          60,000

Issuance of preferred stock                       --              --              --          40,480

Additional shares of common stock
 issued per 1997 Private Placement                --              --              --              --

Net loss                                          --              --        (298,298)       (298,298)
                                        ------------    ------------    ------------    ------------

Balance, December 31, 2000                        --              --     (23,792,568)     (1,822,233)

Issuance of common stock for
 extinguishment of debt                           --              --              --           2,200

Conversion of preferred stock to
 common stock                                     --              --              --              --

Issuance of preferred stock and
 stock warrants to new owners                670,854         207,500              --         400,000

Issuance of treasury stock                  (670,854)       (207,500)             --        (207,500)

Issuance of common stock for cash                 --              --              --         700,000

Issuance of common stock for services             --              --              --          35,000

Conversion of preferred stock to
 common stock                                     --              --              --              --

Exercise of common stock purchase
 warrants                                         --              --              --         100,000

Net income                                        --              --       1,421,354       1,421,354
                                        ------------    ------------    ------------    ------------

BALANCE, DECEMBER 31, 2001                        --    $         --    $(22,371,214)   $    628,821
                                        ============    ============    ============    ============

                 See accompanying notes to financial statements.

                                    AUG CORP.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                 ----------------------------------------------

                                                                                  2001           2000
                                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss)                                                            $ 1,421,354    $  (298,298)
 Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Extraordinary gain on extinguishment of debt                               (1,663,501)
    Loss from write-off of goodwill                                                               40,480
    Stock issued for consulting services                                           35,000             --
    Reversal of accounts payable, note payable and capital
      lease obligation                                                           (108,134)            --
 Changes in assets and liabilities:
    Accrued expenses                                                              (70,312)            --
                                                                              -----------    -----------
       Net Cash Used In Operating Activities                                     (385,593)      (257,818)
                                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Payment for pending merger                                                      (600,000)            --
 Purchase of common stock of former stockholder                                  (207,500)            --
                                                                              -----------    -----------
       Net Cash Used In Investing Activities                                     (807,500)            --
                                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                                         1,200,000         60,000
 Note payable                                                                          --        152,570
                                                                              -----------    -----------
       Net Cash Provided By Financing Activities                                1,200,000        212,570
                                                                              -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    6,907        (45,248)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                    29,172         74,420
                                                                              -----------    -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                     $    36,079    $    29,172
-----------------------------------------                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the year ended December 31, 2001, 6,574,336 shares valued at $2,200 were issued for the extinguishment of debt consisting of notes and interest valued at $1,665,701. A gain on extinguishment of debt was recognized for $1,663,501.

                 See accompanying notes to financial statements.

                                    AUG CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                -----------------

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------ -----------------------------------------------------------

       (A) Organization and Change of Ownership
       ----------------------------------------

       AUG Corp. (the "Company") was incorporated in 1990 to develop and distribute fiber optic printed circuit boards in the publishing and printing markets. The fiber optic products had limited success and in fiscal 1994 the Company began phasing out the fiber optic operations and began the transition into a systems integration and engineering consulting business. In 1995, the Company made a strategic shift in its business operation into the server market.

       In November 1998, the Company was informed by the investment bank that had provided financing that they would be unable to secure the additional funding required to repay an outstanding bridge loan and provide the Company with the necessary working capital to support its plan and ongoing operations. The Company began to seek alternative financing, but was unable to secure the necessary funds (See Note 2(A) for extinguishment of the bridge loan).

       In January 1999, the Board of Directors decided to seek buyers, strategic partners and merger opportunities to make the Company economically viable.

       On March 11, 2000, Right2Web.Com, Inc. acquired 1,416,700 shares of the Company's preferred stock convertible into 92% of the outstanding shares of the Company's common stock. In return for the shares of preferred stock, Right2Web.Com, Inc. undertook to satisfy the Company's current debt and obligations and fund its operations. The transaction was valued at $40,480 and was accounted for as a reverse merger in 2000. The preferred stock was converted into common stock in 2001.

       In September 2001, the Board of Directors and a majority of the stockholders of the Company voted to change the name of the Company to AUG Corp. The name change became effective on October 29, 2001.

       Effective August 31, 2001, the Company entered into a Stock Purchase Agreement ("Agreement") with the purchaser, a Curacao, Netherlands Antilles corporation. Under this Agreement, the purchaser purchased 2,000,000 shares of the Company's Series A Preferred Stock, par value $.01 and 670,854 shares of the Company's common stock (post 100:1 reverse stock split) for the sum of $400,000 (See Notes 2(B) and 3). The preferred shares are convertible into an aggregate of 40,000,000 common shares, par value $.0001, upon the completion of a 100:1 reverse stock split of the Company's common stock (See Note 3).

                                    AUG CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                -----------------

       In addition, under the Agreement, the Company issued warrants to a company related to and controlled by the purchaser to purchase 10,000,000 shares of the Company's common stock exercisable at $.01 per share until November 30, 2001; warrants to purchase 20,000,000 shares of the Company's common stock exercisable at $.05 per share until August 31, 2004; and warrants to purchase 20,000,000 shares of the Company's common stock exercisable at $.10 per share until August 31, 2006. In accordance with the Agreement, the Company also issued to another company controlled by the purchaser an option to purchase 2,000,000 shares of the Company's common stock along with warrants to purchase 1,000,000 shares of the Company's common stock exercisable at $.05 per share until August 31, 2004 and was also issued warrants to purchase 1,000,000 shares of the Company's common stock at $.10 per share until August 31, 2006.

       The Company entered into a share exchange agreement effective January 7, 2002. In accordance with the share exchange agreement, the Company acquired 100% of the issued and outstanding common stock of Synthesys Secure Technologies, Inc., ("Synthesys") a Florida corporation, in exchange for 5,350,259 shares of common stock of the Company. As a result of the exchange, Synthesys became a wholly owned subsidiary of the Company and the stockholders of Synthesys became stockholders of approximately 6% of the Company (See Note 6).

       (B) Use of Estimates
       --------------------

       In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

       (C) Cash and Cash Equivalents
       -----------------------------

       For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

       (D) Fair Value of Financial Instruments
       ---------------------------------------

       The carrying amounts of the Company's accrued liabilities, approximates fair value due to the relatively short period to maturity for these instruments.

       (E) Revenue Recognition
       -----------------------

       The Company did not have any revenues during 2001 or 2000.

                                    AUG CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                -----------------

       (F) Income Taxes
       ----------------

       Deferred tax assets or liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       (G) Impairment of Long-Lived Assets
       -----------------------------------

       The Company has evaluated its long-lived assets for financial impairment, and will continue to evaluate them as events or changes in circumstances indicated that the carrying amount of such assets may not be fully recoverable.

       The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

       (H) Income (Loss) Per Share
       ---------------------------

       Basic earnings (loss) per common share are based on net income (loss) divided by the weighted average number of common shares outstanding. Diluted earnings per common share are adjusted to reflect the incremental number of shares issuable for the assumed conversion of common stock purchase warrants if such adjustments are dilutive.

       (I) Business Segments
       ---------------------

       The Company operates in one segment and therefore segment information is not presented.

       (J) New Accounting Pronouncements
       ---------------------------------

       Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" supercedes Accounting Principles Board Opinion 17 and related interpretations. SFAS No. 142 establishes new rules on accounting for the acquisition of intangible assets acquired in a business combination and the manner in which goodwill and all other intangibles should be accounted for subsequent to their initial recognition in a business combination accounted for under SFAS No. 141. Under SFAS No. 142, intangible assets should be recorded at fair value. Intangible assets with finite useful lives should be amortized over such period and those with indefinite lives should not be amortized. All intangible assets being amortized as well as those that are not, are both

                                    AUG CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                -----------------

       subject to review for potential impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 142 also requires that goodwill arising in a business combination should not be amortized but is subject to impairment testing at the reporting unit level to which the goodwill was assigned to at the date of the business combination.

       SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and must be applied as of the beginning of such year to all goodwill and other intangible assets that have already been recorded in the balance sheet as of the first day in which SFAS No. 142 is initially applied, regardless of when such assets were acquired. Goodwill acquired in a business combination whose acquisition date is on or after July 1, 2001, should not be amortized, but should be reviewed for impairment pursuant to SFAS No. 121, even though SFAS No. 142 has not yet been adopted. However, previously acquired goodwill should continue to be amortized until SFAS No. 142 is first adopted.

       SFAS No. 143 "Accounting for Asset Retirement Obligations" establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

       The adoption of these pronouncements may have a material effect on the Company's financial position or results of operations in the year 2002 based on the Goodwill recognized as a result of the merger with Synthesys on January 7, 2002 (See Note 6).

NOTE 2 EXTINGUISHMENT OF DEBT
------ ----------------------

       (A) Bridge Financing Loans
       --------------------------

       In September 1998, the Company obtained $1,500,000 in bridge financing consisting of secured convertible promissory notes and 750,000 common stock purchase warrants. The promissory notes had an interest rate of 8% and were to be repaid at the earlier of July 31, 1999 or (i) any sale, pledge, assignment or disposition of any assets of the Company; (ii) any merger or consolidation of the borrower or change of control of the Company; (iii) proceeds of at least $4,000,000 from the sale or issuance of any debt or equity securities or proceeds of any loans. The common stock warrants were exercisable at $.40 per share and expired five years from the date of issuance.

       In March 2001, the Company issued 6,574,336 shares of common stock (post 4:1 reverse stock split; see Note 3) in exchange for the total outstanding notes, warrants and accrued interest of $1,665,701. The stock was valued at $2,200 based on an independent appraisal, creating a gain on the extinguishment of debt in the amount of $1,663,501. This gain is reflected on the statement of operations as an extraordinary gain on the extinguishment of debt.

                                    AUG CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                -----------------

       (B) Accounts Payable and Other Liabilities
       ------------------------------------------

       In accordance with the Agreement (See Note 1), the Company was to use the $400,000 proceeds to satisfy any and all of the Company's obligations. The Company made payments to settle accounts payable and other liabilities totaling $192,500. The balance of funds remaining after liquidating these liabilities, totaling $207,500, was paid to certain previous stockholders to acquire their 670,854 (post 100:1 reverse stock split) shares which where subsequently issued to the purchaser (See Note 3(C)).

       In addition, the Company wrote off a total of $108,134 of old (1999 and prior) accounts payable and other liabilities. The Company determined these previously recorded liabilities have no likelihood of ever being paid, nor are the vendors requesting payment.

NOTE 3 STOCKHOLDERS' EQUITY
------ --------------------

       2001
       ----

       In February 2001, 15,778,406 common shares and 2,200,580 common stock warrants were retired and replaced by 3,944,602 common shares and 550,212 common stock warrants according to the 4:1 reverse stock split approved by the Board of Directors.

       In September 2001, the Board of Directors and a majority of the shareholders of the Company voted to effectuate a 100:1 reverse stock split of the Company's currently issued and outstanding shares of common stock. The reverse stock split became effective on October 29, 2001.

       All shares and per share amounts have been restated to reflect these transactions.

       (A) Issuance of Common Stock for Debt
       -------------------------------------

       In March 31, 2001, 65,743 shares of common stock were issued for the settlement of debt. The shares were valued at $2,200 using the fair value as determined by an independent appraiser (See Note 2A).

       (B) Conversion of Outstanding Preferred Stock
       ---------------------------------------------

       In March 31, 2001, the Company converted the 1,416,700 shares of preferred stock outstanding to 1,209,678 shares of common stock.

       (C) Purchase of Common Stock from Stockholders and Issuance of
       --------------------------------------------------------------
       Preferred Stock, Common Stock and Warrants to New Stockholders
       --------------------------------------------------------------

       Effective August 31, 2001, the Company entered into a Stock Purchase Agreement whereby the purchaser purchased 670,854 shares of common stock from existing stockholders, 2,000,000 shares of newly issued Series A preferred stock and warrants and options to purchase 54,000,000 shares of

                                    AUG CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                -----------------

       the Company's common stock at exercise prices ranging from $.01 to $.10 per share. The options and warrants expire from November 30, 2001 through August 31, 2006. The purchase price of $400,000 has been allocated to both the warrants and options and the Series A Preferred Stock. The warrants were issued to the purchaser and related companies.

       (D) Issuance of Common Stock for Cash
       -------------------------------------

       In November 2001 the Company issued 28,875,000 shares of common stock for $700,000, according to a Term Sheet dated November 12, 2001. The Company also incurred consulting fees related to the issuance of this stock, and issued 1,375,000 additional shares of common stock in payment of these expenses valued at $35,000.

       (E) Conversion of Outstanding Preferred Stock
       ---------------------------------------------

       In November 2001, the Company converted the 2,000,000 shares of preferred stock to 40,000,000 shares of common stock, par value $0.0001, according to the preferred stock conversion and redemption rights agreement.

       (F) Exercise of Common Stock Warrants
       -------------------------------------

       In November 2001, the Company issued 10,000,000 shares of common stock in exchange for 10,000,000 warrants at the exercise price of $.01 per share. The Company also issued 2,000,000 shares of common stock for 2,000,000 warrants in a cash-less exercise option of those warrants with an exercise price of $.0001 per share.

       2000
       ----

       The following equity transactions for the year ended December 31, 2000 have been restated giving effect to the 4:1 and 100:1 stock splits in 2001.

       (A) Issuance of Common Stock for Cash
       -------------------------------------

       In 2000, the Company issued 1,500 shares of common stock for $60,000.

       (B) Issuance of Preferred Stock in Acquisition
       ----------------------------------------------

       On March 11, 2000, Right2Web.Com, Inc. acquired 1,416,700 shares of the Company's preferred stock convertible into 92% of the outstanding shares of the Company's common stock. In return for the shares of preferred stock, Right2Web.Com, Inc. undertook to satisfy the Company's current debt and obligations and fund its operations. The transaction was valued at $40,480 and was accounted for as a reverse merger in 2000. The preferred stock was converted into common stock in 2001.

                                    AUG CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                -----------------

       (C) Issuance of Common Stock in Connection with 1997 Private Placement
       ----------------------------------------------------------------------

       During 2000, the Company issued 8,199 shares of common stock in accordance with a 1997 Private Placement Memorandum which required the Company to meet certain profit goals, which the Company did not meet, and therefore was, required to issue additional shares.

NOTE 4 EARNINGS (LOSS) PER SHARE
------ -------------------------

       The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for "loss before extraordinary item" and "extraordinary item".

                                                                    For the Year Ended December 31, 2001
                                                        -------------------------------------------------------------
                                                             Income                 Shares                Per Share
                                                          (Numerator)            (Denominator)              Amount
                                                        ---------------       ------------------       --------------
       Basic EPS

        Loss before extraordinary item                  $      (242,146)               9,915,928       $       (.02)

        Extraordinary item                              $     1,663,501                9,915,928       $        .17

       Effect of Dilutive Securities
        Warrants                                                                      13,944,179
                                                                              ------------------

       Diluted EPS

        Extraordinary item                              $     1,663,501               23,860,107       $        .07

        Loss before extraordinary item                  $      (242,146)               9,915,928       $       (.02)

       Warrants to purchase 13,944,179 shares of common stock were not included in the calculation of diluted EPS for "loss before extraordinary item" as the effect would be anti-dilutive.

NOTE 5 GOING CONCERN
------ -------------

       The Company's financial statements for the year ended December 31, 2001 have been prepared on a going concern basis which contemplated a realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a significant accumulated deficit of $22,371,214 and a negative cash flow from operations of $385,593. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                    AUG CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                -----------------

       The ability of the Company to continue as a going concern is dependant on the Company's ability to raise additional capital, and implement its business plan. Management believes that actions presently taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

NOTE 6 SUBSEQUENT EVENTS
------ -----------------

       In January 2002, the Company acquired 100% of the common stock of Synthesys Secure Technologies (See Note 1(A)). The purchase price of the investment amounted to $20,181,948, and was comprised of a cash payment of $600,000 made in December 2001, and the issuance of 5,350,259 shares of restricted common stock valued at $19,581,948. The shares issued were valued at the average quoted trading price during the acquisition period. The fair value of the investment at the acquisition date was determined to be $212,069. The excess of the purchase price over the fair value of the investment will be accounted for as goodwill.