Form 10QSB
period 2002-03-31
AUG CORP
filed 2002-05-20
CIK 1004605

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002
                                        --------------

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from               to
                                        --------------   ------------------

                        Commission File Number: 0-22341

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

                                 (561) 241-9921
                                 --------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
         (Former Name, former address and former fiscal year, if changed since last Report.)

         Check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes [X]       No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 98,864,964 shares of Common Stock as of May 1, 2002.

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

         Statements of Cash Flows

         Notes to Financial Statements

Item 2.  Management's Discussion and Analysis and Plan of Operations


PART II. OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submissions of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements


                            AUG CORP. AND SUBSIDIARY
                             CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2002




                                    CONTENTS


PAGE                 4        CONDENSED BALANCE SHEETS AT MARCH 31, 2002
                              (CONSOLIDATED) (UNAUDITED) AND DECEMBER 31, 2001

PAGE                 5        CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE
                              MONTHS ENDED MARCH 31, 2002 (CONSOLIDATED) AND
                              2001 (UNAUDITED)

PAGE                 6        CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE
                              MONTHS ENDED MARCH 31, 2002 (CONSOLIDATED) AND
                              2001 (UNAUDITED)

PAGES              7 - 12     NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                              STATEMENTS (UNAUDITED)

                            AUG CORP. AND SUBSIDIARY
                            CONDENSED BALANCE SHEETS
                            ------------------------

                                     ASSETS
                                     ------
                                                                                       March 31, 2002
                                                                                       (Consolidated)
                                                                                         (Unaudited)     December 31, 2001
                                                                                       --------------    -----------------
CURRENT ASSETS
  Cash and cash equivalents                                                             $    273,351         $     36,079
  Cash advance for pending merger                                                                 --              600,000
  Accounts receivable, net                                                                     3,809                   --
  Prepaid expenses and other assets                                                           57,640                   --
                                                                                        ------------         ------------
       Total Current Assets                                                                  334,800              636,079

Furniture, fixtures and equipment, net                                                       207,834                   --

Goodwill                                                                                  19,977,467                   --
                                                                                        ------------         ------------

TOTAL ASSETS                                                                            $ 20,520,101         $    636,079
------------                                                                            ============         ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
   Accounts payable                                                                     $    237,159         $         --
   Accrued expenses                                                                           60,786                7,258
   Loans payable to related party                                                            500,000                   --
                                                                                        ------------         ------------
       Total Current Liabilities                                                             797,945                7,258
                                                                                        ------------         ------------

STOCKHOLDERS' EQUITY
  Preferred stock, Series A, $0.01 par value, 2,000,000
    shares authorized, none issued and outstanding                                                --                   --
  Common stock, $0.0001 par value, 148,000,000 shares authorized,
    94,464,964 and 82,189,964 shares issued and outstanding,
    respectively                                                                               9,448                8,220
  Common stock to be issued (5,350,259 shares)                                            19,581,948                   --
  Additional paid-in capital                                                              23,604,335           22,991,815
  Accumulated deficit                                                                    (23,473,575)         (22,371,214)
                                                                                        ------------         ------------
       Total Stockholders' Equity                                                         19,722,156              628,821
                                                                                        ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ 20,520,101         $    636,079
------------------------------------------                                              ============         ============

     See accompanying notes to condensed consolidated financial statements.
                                        4

                            AUG CORP. AND SUBSIDIARY
                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------
                                   (UNAUDITED)

                                                                                     For the Three
                                                                                      Months Ended   For the Three
                                                                                     March 31, 2002   Months Ended
                                                                                     (Consolidated)  March 31, 2001
                                                                                    ---------------  --------------
NET REVENUES                                                                          $         --    $         --
                                                                                      ------------    ------------

OPERATING EXPENSES
   General and administrative expenses                                                   1,102,361          11,443
                                                                                      ------------    ------------
       Total Operating Expenses                                                          1,102,361          11,443
                                                                                      ------------    ------------

LOSS BEFORE EXTRAORDINARY GAIN                                                          (1,102,361)        (11,443)

EXTRAORDINARY GAIN
  Gain on extinguishment of debt                                                                --       1,665,043
                                                                                      ------------    ------------

NET (LOSS) INCOME                                                                     $ (1,102,361)   $  1,653,600
-----------------                                                                     ============    ============

Net (loss) income per share of common stock - basic and diluted                       $      (0.01)   $      11.49
                                                                                      ============    ============

Weighted average number of shares outstanding during the period
  - basic and diluted                                                                   86,028,020         143,856
                                                                                      ============    ============


     See accompanying notes to condensed consolidated financial statements.
                                        5

                            AUG CORP. AND SUBSIDIARY
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
                                   (UNAUDITED)

                                                                                 For the Three
                                                                               Months Ended March          For the Three
                                                                                    31, 2002             Months Ended March
                                                                                 (Consolidated)               31, 2001
                                                                              ---------------------     ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (Loss) Income                                                                $(1,102,361)                 $ 1,653,600
 Adjustments to reconcile net (loss) income to net cash
   used in operating activities:
    Issuance of common stock for services                                              13,750                           --
    Extraordinary gain on extinguishment of debt                                           --                   (1,665,043)
    Depreciation                                                                       24,439                           --
 Changes in assets and liabilities:
  Accounts receivable                                                                  (3,809)                          --
  Prepaid expenses and other current assets                                            26,850                           --
  Accounts payable                                                                    138,079                           --
  Accrued expenses                                                                     42,976                     (275,490)
                                                                                  -----------                  -----------
       Net Cash Used In Operating Activities                                         (860,076)                    (286,933)
                                                                                  -----------                  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                                 (190,086)                          --
 Cash acquired in merger acquisition                                                  187,434                           --
                                                                                  -----------                  -----------
       Net Cash Used In Investing Activities                                           (2,652)                          --
                                                                                  -----------                  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from the issuance of common stock                                           600,000                           --
 Note payable                                                                              --                      270,000
 Loans payable to related party                                                       500,000                           --
                                                                                  -----------                  -----------
       Net Cash Provided By Financing Activities                                    1,100,000                      270,000
                                                                                  -----------                  -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      237,272                      (16,933)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                        36,079                       29,172
                                                                                  -----------                  -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                         $   273,351                  $    12,239
-----------------------------------------                                         ===========                  ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
-----------------------------------
Non Cash Investing and Financing Activities:

During the three months ended March 31, 2002, 275,000 shares valued at $0.05 per share were issued for the payment of services valued at $13,750.

During the three months ended March 31, 2001, 65,743 shares valued at $658 were issued for the extinguishment of debt consisting of notes and interest valued at $1,665,701. A gain on extinguishment of debt was recognized for $1,665,043.

     See accompanying notes to condensed consolidated financial statements.
                                        6

                            AUG CORP. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2002
                              --------------------
                                   (UNAUDITED)


NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------ -----------------------------------------------------------

       (A) Organization
       ----------------

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

       In November 1998, the Company was informed by the investment bank that had provided financing that they would be unable to secure the additional funding required to repay an outstanding bridge loan and provide the Company with the necessary working capital to support its plan and ongoing operations. The Company began to seek alternative financing, but was unable to secure the necessary funds for extinguishment of the bridge loan.

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

       Effective August 31, 2001, the Company entered into a Stock Purchase Agreement ("Agreement") with the purchaser, a Curacao, Netherlands Antilles corporation. Under this Agreement, the purchaser purchased 2,000,000 shares of the Company's Series A Preferred Stock, par value $.01 and 670,854 shares of the Company's common stock (post 100:1 reverse stock split) for the sum of $400,000. The preferred shares were converted into an aggregate of 40,000,000 common shares, par value $.0001, upon the completion of a 100:1 reverse stock split of the Company's common stock.

       In addition, under the Agreement, the Company issued warrants to a company related to and controlled by the purchaser to purchase 10,000,000 shares of the Company's common stock exercisable at $.01 per share until November 30, 2001; warrants to purchase 20,000,000 shares of the

                            AUG CORP. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2002
                              --------------------
                                   (UNAUDITED)

       Company's common stock exercisable at $.05 per share until August 31, 2004; and warrants to purchase 20,000,000 shares of the Company's common stock exercisable at $.10 per share until August 31, 2006. In November 2001, the Company issued 10,000,000 shares of common stock in exchange for the 10,000,000 warrants that were exercisable at $.01 per share. In accordance with the Agreement, the Company also issued to another company controlled by the purchaser a cash-less exercisable option to purchase 2,000,000 shares of the Company's common stock along with warrants to purchase 1,000,000 shares of the Company's common stock exercisable at $.05 per share until August 31, 2004 and was also issued warrants to purchase 1,000,000 shares of the Company's common stock at $.10 per share until August 31, 2006. In November 2001, the Company issued the 2,000,000 shares of common stock upon the cash-less exercise of the related options.

       In January 2002, the Company acquired 100% of the common stock of Synthesys Secure Technologies, Inc. ("Synthesys"). The purchase price of the investment amounted to $20,181,948, and was comprised of a cash payment of $600,000 made in December 2001, and the issuance of 5,350,259 shares of restricted common stock valued at $19,581,948. The shares were valued at the average quoted trading price during the acquisition period (See Note 4). The fair value of the investment at the acquisition date was determined to be $204,480. The excess of the purchase price over the fair value of the investment in the amount of $19,977,469 was accounted for as goodwill.

       Synthesys was formed on May 18, 2001 in the state of Florida. Synthesys is a global security solutions company specializing in security access to computer networks, buildings, offices, and other secure areas. Synthesys develops and markets a variety of innovative security-based products that are used to secure databases, to authenticate people over the phone, over the computer, and via cameras.

       (B) Principles of Consolidation
       -------------------------------

       The accompanying condensed consolidated financial statements for 2002 include the accounts of AUG Corp, Inc. and its wholly owned subsidiary Synthesys. All significant intercompany transactions and balances have been eliminated in consolidation. The pre-acquisition financial statements for 2001 only included the accounts of the parent company, AUG Corp., Inc.

       (C) Use of Estimates
       --------------------

       In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

                            AUG CORP. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2002
                              --------------------
                                   (UNAUDITED)


       (D) Income (Loss) Per Common Share
       ----------------------------------

       Basic earnings (loss) per common share are based on net income (loss) divided by the weighted average number of common shares outstanding. Diluted earnings per common share are adjusted to reflect the incremental number of shares issuable for the assumed conversion of common stock purchase warrants if such adjustments are dilutive. Warrants to purchase 42,000,000 shares of common stock were not included in the calculation of diluted EPS for "loss before extraordinary item" as the effect would be anti-dilutive. Additionally, there were no common stock equivalents outstanding for the quarter ended March 31, 2001. The weighted average shares outstanding for the quarter ended March 31, 2001 have been restated for the reverse stock splits that occurred in 2001.

       (E) Interim Condensed Consolidated Financial Statements
       -------------------------------------------------------

       The condensed consolidated financials statements as of March 31, 2002 and for the three months ended March 31, 2002 and the condensed 2001 financial statements of the parent company are unaudited. In the opinion of management, such financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position and the results of operations. The results of operations for the three months ended March 31, 2002 (consolidated) and 2001 are not necessarily indicative of the results to be expected for the full year. The condensed balance sheet information as of December 31, 2001 was derived from the audited financial statements included in the Company's annual report Form 10-KSB. The interim condensed financial statements should be read in conjunction with that report.

       (F) Furniture, Fixtures and Equipment
       -------------------------------------

       Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using accelerated methods over the estimated economic useful lives of 5 to 7 years. Expenditures for repairs and maintenance are charged to expense as incurred and major improvements are capitalized.

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

                            AUG CORP. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2002
                              --------------------
                                   (UNAUDITED)

       (H) Going Concern
       -----------------

       The Company's condensed financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a significant accumulated deficit of $23,473,575, a negative cash flow from operations of $860,076, and has a working capital deficiency of $463,145 at March 31, 2002. These circumstances raise substantial doubt as to the Company's ability to continue as a going concern.

       The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital, and implement its business plan. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 FURNITURE, FIXTURES AND EQUIPMENT
------ ---------------------------------

       The furniture, fixtures and equipment were acquired with the acquisition of the assets of SyntheSys on January 7, 2002.

       Furniture, fixtures and equipment at March 31, 2002 consists of the following:

       Furniture and fixtures                                                   $          11,027
       Computer hardware                                                                   61,662
       Computer software                                                                  133,198
       Equipment                                                                           20,073
       Leasehold improvements                                                              16,667
                                                                                -----------------
                                                                                          242,627
       Less: accumulated depreciation                                                     (34,793)
                                                                                -----------------
                                                                                $         207,834
                                                                                =================

NOTE 3 LOANS FROM RELATED PARTY
------ ------------------------

       In February 2002, the Company received a loan from a related party, SMX Corporation, in the amount of $375,000. The loan is due in 90 days and has a 10% interest rate. The maturity date can be extended by 90 days. At March 31, 2002 there was $375,000 outstanding on the loan. The Company incurred consulting fees related to the loan (See Note 4(B)).

       In March 2002, the Company received an additional short-term loan from a related party, in the amount of $125,000. This loan was repaid in full in April 2002.

                            AUG CORP. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2002
                              --------------------
                                   (UNAUDITED)


NOTE 4 STOCKHOLDERS' EQUITY
------ --------------------

       2002
       ----

       (A) Common Stock to be Issued in Acquisition
       --------------------------------------------

       In January 2002, the Company acquired 100% of the common stock of Synthesys. In connection with the purchase, the Company was to issue 5,350,259 shares of restricted common stock valued at $19,581,948. The shares were valued at the average quoted trading price during the acquisition period. As of May 20, 2002 these shares have not been issued due to administrative matters.

       (B) Issuance of Common Stock for Services
       -----------------------------------------

       In February 2002 the Company issued 75,000 shares of common stock to related parties valued at $3,750 in payment of consulting fees incurred as a result of the completion of a loan to the Company (See Note 3).

       (C) Issuance of Common Stock for Cash
       -------------------------------------

       In February 2002 the Company issued 6,000,000 shares of common stock for $300,000, according to a Term Sheet dated February 8, 2002. The Company also incurred consulting fees related to the issuance of this stock, and issued 100,000 additional shares of common stock in payment of these expenses valued at $5,000.

       In March 2002 the Company issued 6,000,000 shares of common stock for $300,000, according to a Term Sheet dated February 8, 2002. The Company also incurred consulting fees related to the issuance of this stock, and issued 100,000 additional shares of common stock in payment of these expenses valued at $5,000.

       2001
       ----

       In February 2001, 15,778,406 common shares were retired and replaced by 3,944,602 common shares according to the 4:1 reverse stock split approved by the Board of Directors.

       In September 2001, the Board of Directors and a majority of the shareholders of the Company voted to effectuate a 100:1 reverse stock split of the Company's currently issued and outstanding shares of common stock. The reverse stock split became effective on October 29, 2001.

       All shares and per share amounts have been restated to reflect these transactions.

                            AUG CORP. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2002
                              --------------------
                                   (UNAUDITED)


       (A) Issuance of Common Stock for Debt
       -------------------------------------

       On March 31, 2001, 65,743 shares of common stock were issued for the settlement of debt. The shares were valued at $2,200 using the fair value as determined by an independent appraiser. This resulted in an extraordinary gain of $1,665,043.

       (B) Conversion of Outstanding Preferred Stock
       ---------------------------------------------

       On March 31, 2001, the Company converted the 1,416,700 shares of preferred stock outstanding to 1,209,678 shares of common stock.

NOTE 5 LITIGATION
------ ----------

       An action was brought against the Company's subsidiary, Synthesys, prior to the acquisition by AUG Corp., by an investment broker, alleging breach of an investment-banking contract. This lawsuit was settled in May 2002 by a confidential agreement between the parties that resulted in no change to the Company's consolidated financial position, results of operations or cash flows.

NOTE 6 SUBSEQUENT EVENTS
------ -----------------

       In April 2002 the Company issued 4,400,000 shares of common stock for $1,100,000, according to a Term Sheet dated April 11, 2002. The Company also incurred consulting fees related to the issuance of this stock, and issued 100,000 additional shares of common stock in payment of these expenses valued at $25,000.

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

On January 7, 2002, the Company and its wholly-owned subsidiary, AUG Acquisition Corp. ("AAC"), entered into an Agreement and Plan of Merger, dated December 28, 2001 with SyntheSys Secure Technologies, Inc. ("Synthesys"). The Merger Agreement provided that upon the terms and subject to conditions therein, for the merger of AAC into Synthesys. Synthesys, the surviving corporation, became a wholly-owned subsidiary of the Company. Synthesys and AAC made the appropriate filings to complete the Merger Agreement with the State of Florida on January 7, 2002.

The Company paid $600,000 cash and the shareholders of Synthesys received an aggregate of 5,350,259 shares of the Company's Common Stock in exchange for their interest in Synthesys.

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

Synthesys was incorporated in May 2001 under the name Synthesys Technologies, Inc. Its name was subsequently changed to Synthesys Secure Technologies, Inc. Synthesys is a development stage company.

Synthesys's operations are reflected in the results of operations for the three month period ended March 31, 2002. As Synthesys was not incorporated until May 2001, results of operations for the three month period ended March 31, 2001 only reflect the Company's historical operations.

Results of Operations for the Three Months ending March 31, 2002 and 2001

The Company had no revenues from operations for the quarter ended March 31, 2002 nor the quarter ended March 31, 2001. The Company's sales efforts are currently focused on commercializing its' biometric and software products.

The Company incurred $1,102,361 of general and administrative expenses for the quarter ended March 31, 2002. These expenses were primarily incurred in the research and development of biometric and software products and the marketing of these products. The Company believes the research and development expenses will decrease as the Company believes it is ready to commercialize its software and biometric products. The Company has also incurred professional fees (legal and accounting) in connection with the merger of Synthesys and the issuance of common stock and warrants pursuant to private financing. Operating expenses for the quarter ended March 31, 2002 were $11,443. These expenses were primarily from administrative costs.

The Company incurred a net loss for the quarter ended March 31, 2002 of $(1,102,361). For the quarter ended March 31, 2001the Company had a net profit of $1,653,600 due to a gain from the extinguishments of debt of $1,665,043.

Liquidity and Capital Resources

On March 31, 2002, cash and cash equivalents totaled $273,351. Working Capital on March 31, 2002 was negative $463,145. On March 31, 2002 the Company also had a negative cash flow from operations of $870,076. The Company had negative working capital of $628,821 and an operating loss of $11,443 for the quarter ended March 31, 2001.

The Company has obtaining short term financing and equity funding through the issuance of restricted common stock and related party loans. In February 2002 the Company received a loan from an affiliated company, SMX Corporation, in the amount of $375,000. The loan is due in 90 days and has a 10% interest rate. The maturity date can be extended by 90 days. At March 31, 2002 there was $375,000 outstanding on the loan. In February 2002 the Company issued 6,000,000 shares of common stock to Lancer Offshore, Inc. for $300,000, pursuant to a Term Sheet dated February 8, 2002. The Company also issued 100,000 additional shares of common stock in payment of consulting fees in connection with the transaction valued at $5,000.

In March 2002 the Company issued 6,000,000 shares of common stock to Lancer Offsore, Inc. for $300,000 pursuant to a Term Sheet dated February 8, 2002. The Company also incurred consulting fees related to the issuance of this stock, and issued 100,000 additional shares of common stock in payment of these expenses valued at $5,000.

In March 2002 the Company received a short-term loan from an affiliated company, SMX Corporation, in the amount of $125,000. This loan was repaid in full in April 2002.

In April 2002 the Company issued 4,400,000 shares of common stock for $1,100,000, to Lancer Offshore, Inc. pursuant to a Term Sheet dated April 11, 2002. The Company also incurred consulting fees related to the issuance of this stock, and issued 100,000 additional shares of common stock in payment of these expenses valued at $25,000.

The ability of the Company to continue as a going concern is dependant on the Company's ability to raise additional capital, and implement its business plan. Management believes that actions presently taken to implement its' business plan and obtain additional funding provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

PART II. OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings

During the first quarter 2002 HD Brous & Co., Inc. filed an action in the United States District Court for the Eastern District of New York against the Company's subsidiary, SyntheSys Secure Technologies, Inc. (HD Brous & Co., Inc. vs. Synthesys Secure Technologies, Inc. a/k/a Synthesys Technologies, Inc., case # CV 02 910). By its Complaint, Brous alleged that it performed investment banking services for Synthesys and is entitled to be compensated. The complaint was settled in early May 2002.

On May 10 2002, Information Transport Associates, Inc, Inc. filed an action in the United States District Court in the Fifteenth Judicial Circuit of Florida against the Company's subsidiary, Synthesys, Case No. 02-05130AH. By its complaint, ITA alleges that it performed business, technical services for Synthesys and is entitled to be compensated. Synthesys denied the allegations of the complaint. The Company intends to defend this complaint. As of the date of this report the Company can not opine as to its potential outcome.

Item 2.  Changes in Securities and Use of Proceeds

In January 2002, the Company acquired 100% of the common stock of SyntheSys Secure Technologies, Inc. In connection with the acquisition, the Company paid $600,000 cash and issued 5,350,259 shares of restricted common stock valued at $19,581,948. The shares issued were valued at the average quoted trading price during the acquisition period. As of May 20, 2002 these shares have not been issued due to administrative matters.

In February 2002 the Company received a loan from an affiliated company, SMX Corporation, in the amount of $375,000. The loan is due in 90 days and has a 10% interest rate. The maturity date can be extended by 90 days. At March 31, 2002 there was $375,000 outstanding on the loan. The Company issued 75,000 shares of common stock to affiliated companies valued at $3,750 in payment of consulting fees incurred as a result of the completion of a loan to the Company.

In February 2002 the Company issued 6,000,000 shares of common stock to Lancer Offshore, Inc. for $300,000, pursuant to a Term Sheet dated February 8, 2002. The Company also incurred consulting fees related to the issuance of this stock, and issued 100,000 additional shares of common stock in payment of these expenses valued at $5,000.

In March 2002 the Company issued 6,000,000 shares of common stock to Lancer Offsore, Inc. for $300,000 pursuant to a Term Sheet dated February 8, 2002. The Company also incurred consulting fees related to the issuance of this stock, and issued 100,000 additional shares of common stock in payment of these expenses valued at $5,000.

In March 2002 the Company received a short-term loan from an affiliated company, SMX Corporation, in the amount of $125,000. This loan was repaid in full in April 2002.

On March 31, 2001, 65,743 shares of common stock were issued for the settlement of debt. The shares were valued at $2,200 using the fair value as determined by an independent appraiser. This resulted in an extraordinary gain of $1,665,043.

In March 31, 2001, the Company converted the 1,416,700 shares of preferred stock outstanding to 1,209,678 shares of common stock.

The securities issued in connection with the transactions above were issued under the exemption from registration provided by Section 4(2) of the Securities Act. The shareholders received information concerning the Company and had the opportunity to ask questions about the Company. The securities issued are marked with the appropriate restrictive legends.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

In April 2002 the Company issued 4,400,000 shares of common stock for $1,100,000, to Lancer Offshore, Inc. pursuant to a Term Sheet dated April 11, 2002. The Company also incurred consulting fees related to the issuance of this stock, and issued 100,000 additional shares of common stock in payment of these expenses valued at $25,000.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits required by Item 601 of Regulation S-B

The following exhibits are filed as part of this report:

Exhibits:

2.1 Agreement and Plan of Merger, dated December 28, 2001 with SyntheSys Secure Technologies, Inc. (previously filed on Form 8-K filed February 12, 2002).

(b)      Reports on Form 8-K

On February 12, 2002 the Company filed a Current Report on Form 8-K to disclose that the Company and its wholly-owned subsidiary, AUG Acquisition Corp. ("AAC"), entered into an Agreement and Plan of Merger, dated December 28, 2001 with SyntheSys Secure Technologies, Inc. ("SyntheSys"). The Merger Agreement provided for the merger of AAC into Synthesys. Synthesys, the surviving corporation, became a wholly-owned subsidiary of the Company. Synthesys and AAC made the appropriate filings to complete the Merger Agreement with the State of Florida on January 7, 2002. Pursuant to the merger, Synthesys has become a wholly-owned subsidiary of the Company.

On February 22, 2002 the Company filed a Current Report on Form 8-K disclosing that HD Brous & Co., Inc. has filed an action in the United States District Court for the Eastern District of New York against the Company's subsidiary, Synthesys. (HD Brous & Co., Inc. vs. Synthesys Secure Technologies, Inc. a/k/a Synthesys Technologies, Inc., case # CV 02 910).

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized officers of the Registrant.

                                        AUG CORP

                                        By:  /s/ Laurence S. Isaacson
                                           ---------------------------------
                                           Laurence S. Isaacson, President


DATED: May 20, 2002