Form 10QSB
period 2002-06-30
AUG CORP
filed 2002-08-19
CIK 1004605

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2002
                                        -------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 90,334,964 shares of Common Stock as of June 30, 2002.


                                      INDEX
                                                                                Page
                                                                                ----
PART I.  FINANCIAL INFORMATION                                                   3
         ---------------------

Item 1.  Condensed Financial Statements (unaudited)                              3

         Condensed Balance Sheets                                                3

         Condensed Statements of Operations                                      4

         Condensed Statements of Cash Flows                                      5

         Notes to Condensed Financial Statements                                 6-12

Item 2.  Management's Discussion and Analysis and Plan of Operations             13


PART II. OTHER INFORMATION                                                       15
         -----------------

Item 1.  Legal Proceedings                                                       15

Item 2.  Changes in Securities and Use of Proceeds                               15

Item 3.  Defaults Upon Senior Securities                                         16

Item 4.  Submissions of Matters to a Vote of Security Holders                    16

Item 5.  Other Information                                                       16

Item 6.  Exhibits and Reports on Form 8-K                                        16

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Condensed Financial Statements

                                        AUG CORP. AND SUBSIDIARY
                                        CONDENSED BALANCE SHEETS

                                                                         June 30, 2002
                                                                        (Consolidated)     December 31,
                                                                          (Unaudited)         2001
                                                                         -------------    -------------
                                     ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                                $    389,313    $     36,079
 Cash advance for pending merger                                                    --         600,000
 Accounts receivable, net                                                       20,359              --
 Prepaid expenses and other assets                                              17,251              --
                                                                          ------------    ------------
       Total Current Assets                                                    426,923         636,079

Furniture, fixtures and equipment, net                                         190,672              --
Goodwill                                                                    19,977,468              --
                                                                          ------------    ------------

TOTAL ASSETS                                                              $ 20,595,063    $    636,079
                                                                          ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                         $    164,771    $         --
 Accrued expenses                                                               33,317           7,258
 Loans payable to related party                                                375,000              --
                                                                          ------------    ------------
       Total Current Liabilities                                               573,088           7,258
                                                                          ------------    ------------

STOCKHOLDERS' EQUITY
 Preferred stock, Series A, $0.01 par value, 2,000,000 shares
  authorized, none issued and outstanding                                           --              --
 Common stock, $0.0001 par value, 148,000,000 shares authorized,
  90,334,964 and 82,189,964 shares issued and outstanding, respectively          9,035           8,220
 Common stock to be issued (15,850,259 shares)                              21,736,948              --
 Additional paid-in capital                                                 23,299,751      22,991,815
 Accumulated deficit                                                       (25,023,759)    (22,371,214)
                                                                          ------------    ------------
       Total Stockholders' Equity                                           20,021,975         628,821
                                                                          ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 20,595,063    $    636,079
                                                                          ============    ============

                                       3

                                        AUG CORP. AND SUBSIDIARY
                                   CONDENSED STATEMENTS OF OPERATIONS
                                               (UNAUDITED)


                                                        For the Three                      For the Six
                                                      Months Ended June   For the Three    Months Ended    For the Six
                                                           30, 2002       Months Ended    June 30, 2002   Months Ended
                                                        (Consolidated)    June 30, 2001   (Consolidated)  June 30, 2001
                                                      -----------------   -------------   -------------   -------------
NET REVENUES                                           $     33,100        $         --    $     34,990    $         --
                                                       ------------        ------------    ------------    ------------

OPERATING EXPENSES
   General and administrative                               678,841               9,100       1,081,885          20,543
   Salaries, wages and consulting                           516,334                  --         967,066              --
   Professional fees                                        388,107                  --         638,584              --
                                                       ------------        ------------    ------------    ------------
       Total Operating Expenses                           1,583,282               9,100       2,687,535          20,543
                                                       ------------        ------------    ------------    ------------

LOSS BEFORE EXTRAORDINARY GAIN                           (1,550,182)             (9,100)     (2,652,545)        (20,543)

EXTRAORDINARY GAIN
  Gain on extinguishment of debt                                 --                  --              --       1,665,043
                                                       ------------        ------------    ------------    ------------

NET (LOSS) INCOME                                      $ (1,550,182)       $     (9,100)     (2,652,545)   $  1,644,500
                                                       ============        ============    ============    ============


Net (loss) income per share of common stock - basic
 and diluted                                           $      (0.02)       $      (0.01)   $      (0.03)   $       2.24
                                                       ============        ============    ============    ============


Weighted average number of shares outstanding during
 the period - basic and diluted                          89,656,408           1,314,964      87,474,384         732,645
                                                       ============        ============    ============    ============

                                           AUG CORP. AND SUBSIDIARY
                                      CONDENSED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)

                                                                          For the Six Months     For the Six
                                                                          Ended June 30, 2002   Months Ended
                                                                            (Consolidated)      June 30, 2001
                                                                          -------------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (Loss) Income                                                           $(2,652,545)        $ 1,644,500
 Adjustments to reconcile net (loss) income to net
  cash used in operating activities:
    Issuance of common stock for services                                         13,750                  --
    Extraordinary gain on extinguishment of debt                                      --          (1,665,043)
    Depreciation                                                                  48,879                  --
 Changes in assets and liabilities:
  Accounts receivable                                                            (20,359)                 --
  Prepaid expenses and other current assets                                       67,239                  --
  Accounts payable                                                                65,691                  --
  Accrued expenses                                                                15,507              (1,419)
                                                                             -----------         -----------
       Net Cash Used In Operating Activities                                  (2,461,838)            (21,962)
                                                                             -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of furniture, fixtures and equipment                                 (197,363)                 --
 Cash acquired in merger acquisition                                             187,435                  --
                                                                             -----------         -----------
       Net Cash Used In Investing Activities                                      (9,928)                 --
                                                                             -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from the issuances of common stock and
  common stock to be issued                                                    2,450,000                  --
 Proceeds from loans                                                             375,000                  --
                                                                             -----------         -----------
       Net Cash Provided By Financing Activities                               2,825,000                  --
                                                                             -----------         -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 353,234             (21,962)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                   36,079              29,172
                                                                             -----------         -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                    $   389,313         $     7,210
                                                                             ===========         ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
-----------------------------------
Non-Cash Investing and Financing Activities:

During the six months ended June 30, 2002, 275,000 shares valued at $0.05 per share were issued for the payment of services valued at $13,750.

During the six months ended June 30, 2001, 65,743 shares valued at $658 were issued for the extinguishment of debt consisting of notes and interest valued at $1,665,701. A gain on extinguishment of debt was recognized for $1,665,043.

                             AUG Corp. and Subsidary
              Notes to Condensed Consolidated Financial Statements
                               As of June 30, 2002
                                   (UNAUDITED)

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

                             AUG Corp. and Subsidary
              Notes to Condensed Consolidated Financial Statements
                               As of June 30, 2002
                                   (UNAUDITED)

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

       (B) Principles of Consolidation
       -------------------------------

       The accompanying condensed consolidated financial statements for 2002 include the accounts of Aug Corp and its wholly owned subsidiary Synthesys. All significant intercompany transactions and balances have been eliminated in consolidation. The pre-acquisition financial statements for 2001 only included the accounts of the parent company, Aug Corp.

                             AUG Corp. and Subsidary
              Notes to Condensed Consolidated Financial Statements
                               As of June 30, 2002
                                   (UNAUDITED)

       (C) Use of Estimates
       --------------------

       In preparing condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

       (D) Income (Loss) Per Common Share
       ----------------------------------

       Basic earnings (loss) per common share are based on net income (loss) divided by the weighted average number of common shares outstanding. Diluted earnings per common share are adjusted to reflect the incremental number of shares issuable for the assumed conversion of common stock purchase warrants if such adjustments are dilutive. Warrants to purchase 42,000,000 shares of common stock were not included in the calculation of diluted EPS for "loss before extraordinary item" as the effect would be anti-dilutive. Additionally, there were no common stock equivalents outstanding for the three and six months ended June 30, 2001. The weighted average shares outstanding for the three and six months ended June 30, 2001 have been restated for the reverse stock splits that occurred in 2001.

       (E) Interim Condensed Consolidated Financial Statements
       -------------------------------------------------------

       The condensed consolidated financials statements as of June 30, 2002 and for the three and six months ended June 30, 2002 and the condensed financial statements of the parent company for the three and six month ended June 30, 2001 are unaudited. In the opinion of management, such financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position and the results of operations. The results of operations for the three and six months ended June 30, 2002 (consolidated) and for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. The condensed balance sheet information as of December 31, 2001 was derived from the audited financial statements included in the Company's Annual Report Form 10-KSB. The interim condensed financial statements should be read in conjunction with that report.

                             AUG Corp. and Subsidary
              Notes to Condensed Consolidated Financial Statements
                               As of June 30, 2002
                                   (UNAUDITED)

       (F) Furniture, Fixtures and Equipment
       -------------------------------------

       Furniture, fixtures and equipment are stated at cost less accumulated depreciation. Depreciation is computed using accelerated methods over the estimated economic useful lives of 5 to 7 years. Expenditures for repairs and maintenance are charged to expense as incurred and major improvements are capitalized.

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

       (H) Revenue Recognition
       -----------------------

       Revenue is recognized when all significant contractual obligations have been satisfied and collection of the resulting accounts receivable is reasonably assured. Revenue from software and engineering services are recognized at the time of delivery according to contractual terms and are recorded net of discounts and allowances.

       (I) Going Concern
       -----------------

       The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2002, the Company has a net loss of $2,652,545 and a negative cash flow from operations of $2,461,838, and has a working capital deficiency of $146,165 and an accumulated deficit of $25,023,759 at June 30, 2002. These circumstances raise substantial doubt as to the Company's ability to continue as a going concern.

                             AUG Corp. and Subsidary
              Notes to Condensed Consolidated Financial Statements
                               As of June 30, 2002
                                   (UNAUDITED)

       The Company's ability to continue as a going concern is dependent on the Company's ability to raise additional capital, and implement its business plan. Management believes that actions presently taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 FURNITURE, FIXTURES AND EQUIPMENT
------ ---------------------------------

       The furniture, fixtures and equipment were acquired with the acquisition of the assets of SyntheSys on January 7, 2002. During the six months ended June 30, 2002 the Company has acquired additional computer hardware and software of approximately $197,000 to increase the infrastructure of its information technology support and development capabilities.

       Furniture, fixtures and equipment at June 30, 2002 consists of the following:
       Furniture and fixtures                                     $      11,028
       Computer hardware                                                 73,871
       Computer software                                                144,932
       Equipment                                                         20,073
                                                                 --------------
                                                                        249,904
       Less: accumulated depreciation                                   (59,232)
                                                                 --------------
                                                                  $     190,672
                                                                 ==============

NOTE 3 LOANS FROM RELATED PARTY
------ ------------------------

       In February 2002, the Company received a loan from a related party, in the amount of $375,000. The loan is due in 90 days and has a 10% interest rate. The maturity date has been extended by 90 days. At June 30, 2002 there was $375,000 outstanding on the loan. The Company incurred consulting fees related to the loan (See Note 4(B)).

       In March 2002, the Company received an additional short-term loan from the same related party, in the amount of $125,000. This loan was repaid in full in April 2002.

                             AUG Corp. and Subsidary
              Notes to Condensed Consolidated Financial Statements
                               As of June 30, 2002
                                   (UNAUDITED)

NOTE 4 STOCKHOLDERS' EQUITY
------ --------------------

       2002
       ----

       (A) Common Stock to be Issued
       -----------------------------

       In January 2002, the Company acquired 100% of the common stock of Synthesys. In connection with the purchase, the Company was to issue 5,350,259 shares of restricted common stock valued at $19,581,948. The shares were valued at the average quoted trading price during the acquisition period. These shares were issued in August 2002.

       During March, April and June 2002 the Company received an aggregate of $2,150,000 in cash from a stockholder. The Company is obligated to issue an aggregate of 10,400,000 shares of common stock for the cash received and 100,000 shares of common stock valued at $5,000 for consulting services related to these transactions.

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

       (D) Exercise of Common Stock Warrants
       -------------------------------------

       In May 2002 the Company issued 1,970,000 shares of common stock for two 1,000,000 warrants in a cash-less exercise option of those warrants with an exercise prices of $.035 and $.05 per share.

                             AUG Corp. and Subsidary
              Notes to Condensed Consolidated Financial Statements
                               As of June 30, 2002
                                   (UNAUDITED)
                                   -----------

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

       (A) Issuance of Common Stock for Debt
       -------------------------------------

       On June 30, 2001, 65,743 shares of common stock were issued for the settlement of debt. The shares were valued at $2,200 using the fair value as determined by an independent appraiser. This resulted in an extraordinary gain of $1,665,043.

       (B) Conversion of Outstanding Preferred Stock
       ---------------------------------------------

       On June 30, 2001, the Company converted the 1,416,700 shares of preferred stock outstanding to 1,209,678 shares of common stock.

NOTE 5 LITIGATION
------ ----------

       An action was brought against the Company's subsidiary, Synthesys, prior to the acquisition by AUG Corp., by an investment banker, alleging breach of an investment-banking contract. This lawsuit was settled in May 2002 by a confidential agreement between the parties that resulted in no change to the Company's condensed consolidated financial position, results of operations or cash flows.

NOTE 6 SUBSEQUENT EVENTS
------ -----------------

       In July 2002, the Company incorporated Biometrics Marketing, Inc., a related company to perform marketing, sales and administrative functions.

       In July 2002 the Company issued 200,000 shares of common stock for $300,000, according to a Term Sheet dated July 16, 2002.

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

Overview

         On January 7, 2002, the Company and its wholly owned subsidiary, AUG Acquisition Corp. ("AAC"), entered into an Agreement and Plan of Merger, dated December 28, 2001 with SyntheSys Secure Technologies, Inc. ("Synthesys"). The Merger Agreement provided that upon the terms and subject to conditions therein, for the merger of AAC into Synthesys. Synthesys and AAC made the appropriate filings to complete the Merger Agreement with the State of Florida on January 7, 2002, and SyntheSys became a wholly owned subsidiary of the Company. The Company paid $600,000 cash and the shareholders of Synthesys received an aggregate of 5,350,259 shares of the Company's Common Stock in exchange for their interest in Synthesys.

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

         Synthesis's operations are reflected in the results of operations for the three month and six month period ended June 30, 2002 from the date of acquisition. The results of operations for the quarter and six months ended June 2001 only reflect the Company's operations since SyntheSys was not incorporated until May 2001. Since SyntheSys was not incorporated until May 2001, the proforma effect for the three and six months ended June 30, 2001 is insignificant.

Results of Operations for the Three Months ending June 30, 2002 and 2001

         The Company recognized revenues of $ 33,100 for the quarter ended June 30, 2002. For the corresponding period of 2001 the Company did not recognize any revenues. The Company's sales efforts are focused on continuing to market its' biometric software and technical service products.

         The Company incurred $1,195,175 of operating expenses for the quarter ended June 30, 2002. These expenses were primarily incurred in the continued development and enhancement of the Company's biometric software products, in addition to marketing and sales of the biometric products. The Company has also incurred $388,107 of professional fees. Operating expenses for the quarter ended June 30, 2001 were $9,100. These expenses were primarily start up expenses.

         The Company incurred a net loss for the quarter ended June 30, 2002 of $ 1,550,182. For the quarter ended June 30, 2001 the Company had a net loss of $9,100.

Results of Operations for the Six Months ending June 30, 2002 and 2001

         The Company had revenues of $34,990 for the six months ended June 30, 2002. For the corresponding period of 2001 the Company did not recognize any revenues.

         The Company incurred $2,687,535 of operating expenses for the six months ended June 30, 2002. Expenses increased during the six months ended June 30, 2002; as the Company increased sales and marketing activities, in addition to strengthen its personnel in both software development and finance. Operating expenses for the six months ended June 30, 2001 was $20,543. These expenses were primarily incurred in the start-up of the Company.

         During the six months ended June 30, 2001, 65,743 shares valued at $ 658 were issued for the extinguishment of debt consisting of notes and interest valued at $1,665,701. A gain on extinguishment of debt was recognized for $1,665,043.

Liquidity and Capital Resources

       The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2002, the Company has a net loss of $2,652,545 and a negative cash flow from operations of $2,461,838, and has a working capital deficiency of $146,165 and an accumulated deficit of $25,023,759 at June 30, 2002. These circumstances raise substantial doubt as to the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on the Company's ability to raise additional capital, and implement its business plan. The Company has obtained short term financing and equity funding through the issuance of restricted common stock and related party loans.

         In February 2002, the Company received a loan from a related party, in the amount of $375,000. The loan is due in 90 days and has a 10% interest rate. The maturity date has been extended by 90 days. At June 30, 2002 there was $375,000 outstanding on the loan. The Company issued 75,000 shares of common stock to related parties valued at $3,750 in payment of consulting fees incurred as a result of the completion of the loan to the Company.

       In March 2002, the Company received an additional short-term loan from the same related party, in the amount of $125,000. This loan was repaid in full in April 2002.

PART II. OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings

         During the first quarter 2002 HD Brous & Co., Inc. filed an action in the United States District Court for the Eastern District of New York against the C. (HD Brous & Co., Inc. vs. Synthesys Secure Technologies, Inc. a/k/a Synthesys Technologies, Inc., case # CV 02 910). By its Complaint, Brous alleged that it Company's subsidiary, SyntheSys Secure Technologies, Inc performed investment banking services for Synthesys and is entitled to be compensated. The complaint was confidentially settled in early May 2002.

         On May 10 2002, Information Transport Associates, Inc, Inc. filed an action in the United States District Court in the Fifteenth Judicial Circuit of Florida against the Company's subsidiary, Synthesys, Case No. 02-05130AH. By its complaint, ITA alleges that it performed business, technical services for Synthesys and is entitled to be compensated. Synthesys denied the allegations of the complaint. The Company intends to defend this complaint. As of the date of this report the Company cannot opine as to its potential outcome.

Item 2.  Changes in Securities and Use of Proceeds

         In January 2002, the Company acquired 100% of the common stock of Synthesys. In connection with the purchase, the Company was to issue 5,350,259 shares of restricted common stock valued at $19,581,948. The shares were valued at the average quoted trading price during the acquisition period. These shares were issued in August 2002.

         In February 2002 the Company issued 75,000 shares of common stock to related parties valued at $3,750 in payment of consulting fees incurred as a result of the completion of a loan to the Company. In addition the Company issued 6,000,000 shares of common stock for $300,000, according to a Term Sheet dated February 8, 2002. The Company also incurred consulting fees related to the issuance of this stock, and issued 100,000 additional shares of common stock in payment of these expenses valued at $5,000.

         During March, April and June 2002 the Company received an aggregate of $2,150,000 in cash from a stockholder. The Company is obligated to issue an aggregate of 10,400,000 shares of common stock for the cash received and 100,000 shares of common stock valued at $5,000 for consulting services related to these transactions.

         In May 2002 the Company issued 1,970,000 shares of common stock pursuant to the exercise of two warrants with cash-less exercise provisions. The options had exercise prices of $.035 and $.05 per share.

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

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits required by Item 601 of Regulation S-B

         The following exhibits are filed as part of this report:

         Exhibits:

         2.1 Agreement and Plan of Merger, dated December 28, 2001 with SyntheSys Secure Technologies, Inc. (previously filed on Form 8-K filed February 12, 2002).

         99.1     Certification of Chief Executive Officer

         99.2     Certification of Principal Accounting Officer

         (b)      Reports on Form 8-K

         None.

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


DATED: August 18, 2002