Form 10QSB
period 2002-09-30
AUG CORP
filed 2002-11-20
CIK 1004605

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002
                                        ------------------

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from _______________ to __________________

                        Commission File Number: 0-22341

                                   AUG CORP.
                                   ---------
        (Exact name of Small Business Issuer as specified in its Charter)

             Delaware                                   04-3089539
-------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

           1900 Corporate Blvd., Suite 305W, Boca Raton, Florida 33431
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 241-9921
                                 --------------
                           (Issuer's telephone number)

          --------------------------------------------------------------
         (Former Name, former address and former fiscal year, if changed since last Report.)

         Check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes [X]    No  [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 104,780,223 shares of Common Stock as of November 15, 2002.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                                   3
         ---------------------

Item 1.  Condensed Financial Statements (unaudited)                              3

         Balance Sheets                                                          3

         Statements of Operations                                                4

         Statements of Cash Flows                                                5

         Notes to Financial Statements                                           6

Item 2.  Management's Discussion and Analysis and Plan of Operations             13

Item 3.  Controls and Procedures                                                 15

PART II. OTHER INFORMATION                                                       16
         -----------------

Item 1.  Legal Proceedings                                                       16

Item 2.  Changes in Securities and Use of Proceeds                               16

Item 3.  Defaults Upon Senior Securities                                         17

Item 4.  Submissions of Matters to a Vote of Security Holders                    17

Item 5.  Other Information                                                       17

Item 6.  Exhibits and Reports on Form 8-K                                        17

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Condensed Financial Statements

                            AUG CORP. AND SUBSIDIARY
                            CONDENSED BALANCE SHEETS
                            ------------------------



                                     ASSETS
                                     ------
                                                                            September 30, 2002
                                                                              (Consolidated)      December 31, 2001
                                                                                (Unaudited)           (Restated)
                                                                            ------------------    -----------------
CURRENT ASSETS
 Cash and cash equivalents                                                      $    178,185         $     36,079
 Cash advance for pending merger                                                          --              600,000
 Prepaid expenses and other assets                                                    49,906                   --
                                                                                ------------         ------------
       Total Current Assets                                                          228,091              636,079

Furniture, fixtures and equipment, net                                               181,963                   --

Goodwill                                                                          19,977,468                   --
                                                                                ------------         ------------

TOTAL ASSETS                                                                    $ 20,387,522         $    636,079
------------                                                                    ============         ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
 Accounts payable                                                               $     85,148         $         --
 Accrued expenses                                                                     72,533                7,258
 Loans payable to related party                                                      975,000                   --
                                                                                ------------         ------------
       Total Current Liabilities                                                   1,132,681                7,258
                                                                                ------------         ------------

STOCKHOLDERS' EQUITY
 Preferred stock, Series A, $0.01 par value, 2,000,000 shares
  authorized, none issued and outstanding                                                 --                   --
 Common stock, $0.0001 par value, 148,000,000 shares authorized,
  104,780,223 and 82,189,964 shares issued and outstanding, respectively              10,479                8,220
 Additional paid-in capital                                                       44,911,255           22,887,815
 Accumulated deficit                                                             (25,666,893)         (22,267,214)
                                                                                ------------         ------------
       Total Stockholders' Equity                                                 19,254,841              628,821
                                                                                ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 20,387,522         $    636,079
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

                            AUG CORP. AND SUBSIDIARY
                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------
                                   (UNAUDITED)





                                                        For the Three                    For the Nine
                                                        Months Ended     For the Three   Months Ended     For the Nine
                                                        September 30,    Months Ended    September 30,    Months Ended
                                                            2002         September 30,       2002        September 30,
                                                       (Consolidated)        2001       (Consolidated)        2001
                                                       --------------   --------------  --------------   --------------
NET REVENUES                                           $      33,946    $          --    $      68,936    $          --
                                                       -------------    -------------    -------------    -------------

OPERATING EXPENSES
   General and administrative                                328,832            7,321        1,410,717            7,605
   Salaries, wages and consulting                            572,666               --        1,539,732               --
   Professional fees                                         160,583          127,866          518,166          148,125
                                                       -------------    -------------    -------------    -------------
       Total Operating Expenses                            1,062,081          135,187        3,468,615          155,730
                                                       -------------    -------------    -------------    -------------

LOSS FROM OPERATIONS                                      (1,028,135)        (135,187)      (3,399,679)        (155,730)
                                                       -------------    -------------    -------------    -------------

OTHER INCOME
   Gain on settlement of accounts payable                         --          108,134               --          108,134
                                                       -------------    -------------    -------------    -------------

LOSS BEFORE EXTRAORDINARY GAIN                            (1,028,135)         (27,053)      (3,399,679)         (47,596)

EXTRAORDINARY GAIN
  Gain on extinguishment of debt                                  --               --               --        1,665,043
                                                       -------------    -------------    -------------    -------------

NET (LOSS) INCOME                                      $  (1,028,135)         (27,053)      (3,399,679)   $   1,617,447
-----------------                                      =============    =============    =============    =============


Net (loss) income per share of common stock - basic
 and diluted                                           $       (0.01)   $       (0.02)   $       (0.04)   $        1.74
                                                       =============    =============    =============    =============


Weighted average number of shares outstanding during
 the period - basic and diluted                          102,560,948        1,314,964       92,551,672          932,154
                                                       =============    =============    =============    =============

     See accompanying notes to condensed consolidated financial statements.

                            AUG CORP. AND SUBSIDIARY
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
                                   (UNAUDITED)




                                                                                       For the Nine      For the Nine
                                                                                       Months Ended      Months Ended
                                                                                    September 30, 2002   September 30,
                                                                                      (Consolidated)         2001
                                                                                    ------------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (Loss) Income                                                                      $(3,399,679)       $ 1,617,447
 Adjustments to reconcile net (loss) income to net
   cash used in operating activities:
    Issuance of common stock for services                                                    51,250                 --
    Extraordinary gain on extinguishment of debt                                                 --         (1,665,043)
    Depreciation                                                                             82,828                 --
 Changes in assets and liabilities:
  Prepaid expenses and other current assets                                                  34,584                 --
  Accounts payable                                                                          (13,931)           (54,942)
  Accrued expenses                                                                           54,723            (57,684)
                                                                                        -----------        -----------
       Net Cash Used In Operating Activities                                             (3,190,225)          (160,222)
                                                                                        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of furniture, fixtures and equipment                                            (222,604)                --
 Cash acquired in merger acquisition                                                        187,435                 --
 Capital expenditures to purchase Company stock                                                  --           (207,500)
                                                                                        -----------        -----------
       Net Cash Used In Investing Activities                                                (35,169)          (207,500)
                                                                                        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from the issuances of common stock, net                                         2,392,500            400,000
 Proceeds from loans                                                                        975,000                 --
 Note payable                                                                                    --             (6,432)
 Capital lease obligation                                                                        --            (46,760)
                                                                                        -----------        -----------
       Net Cash Provided By Financing Activities                                          3,367,500            346,808
                                                                                        -----------        -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            142,106            (20,914)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                              36,079             29,172
                                                                                        -----------        -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                               $   178,185        $     8,258
-----------------------------------------                                               ===========        ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
-----------------------------------

Non Cash Investing and Financing Activities:

During the nine months ended September 30, 2002, 350,000 shares were issued (275,000 valued at $0.05 per share and 75,000 shares valued at $.50 per share) for the payment of services valued at $51,250.

During the nine months ended September 30, 2001, 65,743 shares valued at $658 were issued for the extinguishment of debt consisting of notes and interest valued at $1,665,701. A gain on extinguishment of debt was recognized for $1,665,043.

     See accompanying notes to condensed consolidated financial statements.

                            AUG CORP. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002
                            ------------------------
                                   (UNAUDITED)

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

                            AUG CORP. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002
                            ------------------------
                                   (UNAUDITED)


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

       In July 2002, the Company incorporated Biometrics Marketing Inc. ("BMI"), which is a 100% wholly owned subsidiary of AUG. BMI will perform marketing, sales and administrative functions.

       (B) Principles of Consolidation
       -------------------------------

       The accompanying condensed consolidated financial statements for 2002 include the accounts of Aug Corp and its wholly owned subsidiaries Synthesys and BMI. All intercompany transactions and balances have been eliminated in consolidation. The pre-acquisition financial statements for 2001 only included the accounts of the parent company, Aug Corp.

                            AUG CORP. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002
                            ------------------------
                                   (UNAUDITED)


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

       (D) Income (Loss) Per Common Share
       ----------------------------------

       Basic earnings (loss) per common share are based on net income (loss) divided by the weighted average number of common shares outstanding. Diluted earnings per common share are adjusted to reflect the incremental number of shares issuable for the assumed conversion of common stock purchase warrants if such adjustments are dilutive. Warrants to purchase 42,000,000 shares of common stock were not included in the calculation of diluted EPS for "loss before extraordinary item" as the effect would be anti-dilutive. Additionally, there were no common stock equivalents outstanding for the three and nine months ended September 30, 2001. The weighted average shares outstanding for the three and nine months ended September 30, 2001 have been restated for the reverse stock splits that occurred in 2001.

       (E) Interim Condensed Consolidated Financial Statements
       -------------------------------------------------------

       The condensed consolidated financials statements as of September 30, 2002 and for the three and nine months ended September 30, 2002 and the condensed financial statements of the parent company for the three and nine month ended September 30, 2001 are unaudited. In the opinion of management, such financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position and the results of operations. The results of operations for the three and nine months ended September 30, 2002 (consolidated) and for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. The condensed balance sheet information as of December 31, 2001 was derived from the audited financial statements included in the Company's Annual Report Form 10-KSB. The interim condensed financial statements should be read in conjunction with that report.

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

                            AUG CORP. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002
                            ------------------------
                                   (UNAUDITED)


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

       (I) Restatement of Financial Statements Resulting from the Correction of
       ------------------------------------------------------------------------
       an Error
       --------

       The accompanying balance sheet as of December 31, 2001 has been restated to correct an error for the overstatement of expenses and additional paid-in capital during 2001. The restatement results from the Company recording certain direct costs of raising capital as expense rather than as an offset to additional paid-in capital. The effect of the restatement was to decrease net accumulated deficit and decrease additional paid-in capital by $104,000 at December 31, 2001.

       (J) Going Concern
       -----------------

       The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2002, the Company has a net loss of $3,399,679 and a negative cash flow from operations of $3,190,225, and has a working capital deficiency of $904,590 and an accumulated deficit of $25,666,893 at September 30, 2002. These circumstances raise substantial doubt as to the Company's ability to continue as a going concern.

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

                            AUG CORP. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002
                            ------------------------
                                   (UNAUDITED)


       (K) Reclassifications
       ---------------------

       Certain prior period amounts have been reclassified to conform to the current period's presentation.

NOTE 2 FURNITURE, FIXTURES AND EQUIPMENT
------ ---------------------------------

       The furniture, fixtures and equipment were acquired with the acquisition of the assets of SyntheSys on January 7, 2002. During the nine months ended September 30, 2002 the Company has acquired additional computer hardware and software of approximately $222,000 to increase the infrastructure of its information technology support and development capabilities.

       Furniture, fixtures and equipment at September 30, 2002 consists of the following:
       Furniture and fixtures                                                $            11,027
       Computer hardware                                                                  90,204
       Computer software                                                                 153,841
       Equipment                                                                          20,073
                                                                             -------------------
                                                                                         275,145
       Less: accumulated depreciation                                                    (93,182)
                                                                             -------------------
                                                                             $           181,963
                                                                             ===================

NOTE 3 AFFILIATED PARTY TRANSACTIONS
------ -----------------------------

       The Company pays a licensed broker dealer corporation owned by the president, fees for all funds raised for the Company from parties introduced by the broker dealer. Fees associated with transactions resulting in the issuances of common stock are recorded as a reduction of additional paid-in capital (See Note 4(B)).

       During the nine months ended September 30, 2002, the Company received loans from an affiliated party amounting to $1,100,000. In April 2002, the Company repaid $125,000 of the loans. At September 30, 2002 the unpaid balances on the loans amounted to $975,000. The loans bear interest at 10% and are due 180 days from the date the loans were originated. The due dates of the loans range from November 2002 through March 2003. In connection with the loans, the Company issued 75,000 shares of common stock to affiliated parties valued at $3,750, and paid cash of approximately $230,000 to an affiliated party in payment of consulting fees relating to the loans. Such amounts are included in professional fees in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2002.

                            AUG CORP. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002
                            ------------------------
                                   (UNAUDITED)


NOTE 4 STOCKHOLDERS' EQUITY
------ --------------------

       2002
       ----

       (A) Common Stock Issued for Acquisition
       ---------------------------------------

       In January 2002, the Company acquired 100% of the common stock of Synthesys. In connection with the purchase, the Company was to issue 5,350,259 shares of restricted common stock valued at $19,581,948. The shares were valued at the average quoted trading price during the acquisition period. These shares were issued in August 2002.

       (B) Issuance of Common Stock for Cash and Services
       --------------------------------------------------

       For the nine months ended September 30, 2002, the Company issued 14,920,000 shares of common stock for $2,392,500, net of direct costs of $357,500 to an affiliated party, according to various term sheets. The Company also issued 275,000 shares of common stock valued at $47,500 for consulting services related to the issuances.

       (C) Exercise of Common Stock Warrants
       -------------------------------------

       In May 2002 the Company issued 1,970,000 shares of common stock for two 1,000,000 warrants in a cash-less exercise option of those warrants with exercise prices of $.035 and $.05 per share.

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

       (A) Issuance of Common Stock for Debt
       -------------------------------------

       In June 2001, 65,743 shares of common stock were issued for the settlement of debt. The shares were valued at $2,200 using the fair value as determined by an independent appraiser. This resulted in an extraordinary gain of $1,665,043.

                            AUG CORP. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002
                            ------------------------
                                   (UNAUDITED)


       (B) Conversion of Outstanding Preferred Stock
       ---------------------------------------------

       In June 2001, the Company converted the 1,416,700 shares of preferred stock outstanding to 1,209,678 shares of common stock.

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

NOTE 6 SUBSEQUENT EVENTS
------ -----------------

       In October 2002 the Company borrowed $300,000 from an affiliated company and issued a promissory note with 12% interest and a repayment term of 120 days. In addition to the promissory note, 100,000 warrants to purchase the common stock of the Company were issued with an exercise price of $4.00 per share.

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

Overview

         On January 7, 2002, the Company and its wholly-owned subsidiary, AUG Acquisition Corp. ("AAC"), entered into an Agreement and Plan of Merger, dated December 28, 2001 with SyntheSys Secure Technologies, Inc. ("Synthesys"). The Merger Agreement provided that upon the terms and subject to conditions therein, for the merger of AAC into Synthesys. Synthesys, the surviving corporation, became a wholly owned subsidiary of the Company. Synthesys and AAC made the appropriate filings to complete the Merger Agreement with the State of Florida on January 7, 2002. The Company paid $600,000 cash and the shareholders of Synthesys received an aggregate of 5,350,259 shares of the Company's Common Stock in exchange for their interest in Synthesys.

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

         SyntheSys's operations are reflected in the results of operations for the three month and nine month period ended September 30, 2002. As Synthesys was not incorporated until May 2001, results of operations for the quarter and nine months ended June 2001 only reflect the Company's activity since inception for the second quarter of 2001. Since SyntheSys was not incorporated until May 2001, the pro forma effect for the three and nine months ended September 30, 2001 is insignificant.

Results of Operations for the Three Months ending September 30, 2002 and 2001

         The Company recognized revenues of $33,946 for the quarter ended September 30, 2002. For the corresponding period of 2001 the Company did not recognize any revenues. The Company's sales efforts are focused on continuing to market its' biometric software and technical service products.

         The Company incurred $1,062,081 of operating expenses for the quarter ended September 30, 2002, of these expenses, $572,666, were incurred from salaries, wages and consulting fees associated with the continued development and enhancement of the Company's biometric software products and marketing and sales of these products. The operating expense also included general and administrative expenses of $328,832. The Company also incurred $160,583 of professional fees during the quarter ended September 30, 2002. Operating expenses for the quarter ended September 30, 2001 was $135,187. These expenses were primarily professional fees related to start up costs and expenses.

         The Company incurred a net loss for the quarter ended September 30, 2002 of $1,028,135. For the quarter ended September 30, 2001 the Company had a net loss of $27,053.

Results of Operations for the Nine Months ending September 30, 2002 and 2001

         The Company had revenues of $68,936 for the nine months ended September 30, 2002. For the corresponding period of 2001 the Company did not recognize any revenues.

         The Company incurred $3,468,615 of operating expenses for the nine months ended September 30, 2002. Expenses increased during the nine months ended September 30, 2002, as the Company increased personnel in both biometric software development and finance. On a very selective basis the Company will continue to evaluate the addition of key personnel. Operating expenses for the nine months ended September 30, 2001 was $155,730. These expenses were primarily professional fees incurred in the start-up of the Company.

         During the nine months ended September 30, 2001, 65,743 shares valued at $658 were issued for the extinguishments of debt consisting of notes and interest valued at $1,665,701. A gain on extinguishments of debt was recognized for $1,665,043.

Liquidity and Capital Resources

         The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2002, the Company has a net loss of $3,399,679, a negative cash flow from operations of $3,190,225 and a working capital deficiency of $904,590. The Company had an accumulated deficit of $25,666,893 at September 30, 2002. These circumstances raise substantial doubt as to the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on the Company's ability to raise additional capital, and implement its business plan. The Company has obtained short term financing and equity funding through the issuance of restricted common stock and related party loans.

         For the nine months ended September 30, 2002, the Company issued 14,920,000 shares of common stock for $2,392,500, net of direct costs of $357,500 to an affiliated party, according to various term sheets. The Company also issued 275,000 shares of common stock valued at $47,500 for consulting services related to the issuances.

         In May 2002, the Company issued 1,970,000 shares of common stock for two 1,000,000 warrants in a cashless exercise option of those warrants with exercise prices of $.035 and $.05 per share.

         During October and November 2002, the Company borrowed an aggregate of $500,000 from an affiliated company and issued a promissory note with 12% interest and a repayment term of 120 days. In addition to the promissory note, 100,000 warrants to purchase the common stock of the Company were issued with an exercise price of $4.00 per share.

       The Company believes that the short term financing and equity funding through the issuance of restricted common stock and related party loans is sufficient to maintain operations over the next 12 months.

Item 3.  Controls and Procedures

Evaluation of disclosure controls and procedures
------------------------------------------------

         Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Principal Executive Officer and Principal Accounting Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Changes in internal controls
----------------------------

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         During the first quarter 2002 HD Brous & Co., Inc. filed an action in the United States District Court for the Eastern District of New York against the C. (HD Brous & Co., Inc. vs. Synthesys Secure Technologies, Inc. a/k/a Synthesys Technologies, Inc., case # CV 02 910). By its Complaint, Brous alleged that it Company's subsidiary, SyntheSys Secure Technologies, Inc performed investment banking services for Synthesys and is entitled to be compensated. This lawsuit was settled in May 2002 by an agreement between the parties that resulted in no change to the Company's condensed consolidated financial position.

         On May 10 2002, Information Transport Associates, Inc, Inc. filed an action in the United States District Court in the Fifteenth Judicial Circuit of Florida against the Company's subsidiary, Synthesys, Case No. 02-05130AH. By its complaint, ITA alleges that it performed business, technical services for Synthesys and is entitled to be compensated. This lawsuit was settled in September 2002 by an agreement to pay $25,000.

Item 2.  Changes in Securities and Use of Proceeds

         In January 2002, the Company acquired 100% of the common stock of Synthesys. In connection with the purchase, the Company was to issue 5,350,259 shares of restricted common stock valued at $19,581,948. The shares were valued at the average quoted trading price during the acquisition period. These shares were issued in August 2002.

         For the nine months ended September 30, 2002, the Company issued 14,920,000 shares of common stock for $2,392,500, net of direct costs of $357,500 to an affiliated party, according to various term sheets. The Company also issued 275,000 shares of common stock valued at $47,500 for consulting services related to the issuances.

         In May 2002 the Company issued 1,970,000 shares of common stock pursuant to the exercise of two warrants with cash-less exercise provisions. The options had exercise prices of $.035 and $.05 per share.

       Between October and November 2002, the Company borrowed $500,000 from an affiliated company and issued a promissory note with 12% interest and a repayment term of 120 days. In addition to the promissory note, 100,000 warrants to purchase the common stock of the Company were issued with an exercise price of $4.00 per share.

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

         99.1     Certification of Principal Executive Officer

         99.2     Certification of Principal Accounting Officer

         (b) Reports on Form 8-K

         None.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized officers of the Registrant.

                                           AUG CORP

DATED: November 18, 2002                   By:  /s/ Laurence S. Isaacson
                                              ----------------------------------
                                                Laurence S. Isaacson, President


DATED: November 18, 2002                   By:  /s/ Jeff Barocus
                                              ----------------------------------
                                                Jeff Barocus, Principal
                                                Accounting Officer