Form 10KSB/A
period 2001-12-31
AUG CORP
filed 2002-12-17
CIK 1004605

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 1 TO
                               ------------------

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                                             -----------------

                         Commission file number 0-22341
                                                -------

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

                                 (561) 241-9921
                                 --------------
                           (Issuer's Telephone Number)

              Securities registered under Section 12(b) of the Act:

    Title of Each Class        Name of Each Exchange on Which Registered
    -------------------        -----------------------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 20, 2002; 104,780,223 Shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

- None -

Transitional Small Business Disclosure Format (Check One)  Yes   [ ]   No  [X]

                                Table of Contents
                                                                                                       Page
                                                                                                       ----
PART I
Item 1.       Description of Business ...........................................................       3
Item 2.       Description of Property............................................................       6
Item 3.       Legal Proceedings..................................................................       7
Item 4        Submission of Matters to a Vote of Security Holders................................       7

PART II

Item 5.       Market for Common Equity and Related Stockholder Matters...........................       7
Item 6.       Management's Discussion and Analysis or Plan of Operation..........................       9
Item 7.       Financial Statements...............................................................       10
Item 8.       Changes in and Disagreements With Accountants on Accounting and Financial
              Disclosure.........................................................................       10

PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons; Compliance With
              Section 16(a) of the Exchange Act..................................................       11
Item 10.      Executive Compensation.............................................................       12
Item 11.      Security Ownership of Certain Beneficial Owners and Management.....................       13
Item 12.      Certain Relationships and Related Transactions.....................................       14
Item 13.      Exhibits, Lists and Reports on Form 8-K............................................       14

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

Employees

SyntheSys currently employs 18 people, all of whom are full-time employees, in the following capacities: 2 executive officers; 6 research and technical persons; and 10 administrative, sales and marketing persons. Its employees are not represented by a collective bargaining unit. SyntheSys believes relations with its employees are good.


Item 2. Description of Property

The Company's executive offices are located in Boca Raton, Florida. The Company occupies its executive offices on a month to month basis at no cost, pursuant to an oral agreement with its president.

Currently SyntheSys leases approximately 3,000 sq. ft. from H.E.C. Ltd. for approximately $4,700 per month. The current lease expires at August 2003.

Item 3. Legal Proceedings

On February 8, 2002, HD Brous & Co, Inc. filed an action in the United States District Court for the Eastern District of New York against the Company's subsidiary, SyntheSys, #CV 02910. By its complaint, Brous alleges that it performed investment banking services for SyntheSys and is entitled to be compensated. The Company settled the matter in May 2002.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market for Common Equity

The Company's shares of Common Stock trade on the OTC Bulletin Board under the symbol "AUGC". The closing price on December 3, 2002was $3.75. The following table sets forth the high and low bid quotations for the common stock and warrant for the periods indicated. These prices reflect a 4 for 1 reverse stock split effectuated February 2001 and 100 for 1 reverse stock split effectuated in October 2001. These quotations, as reported by the NASDAQ Stock Market, reflect prices between dealers, do not include retail mark-ups, markdowns, commissions and may not necessarily represent actual transactions.

Period                                               High                       Low
------                                               ----                       ---

Quarter ended September 30, 2000                   $   .31                   $    .10
Quarter ended December 31, 2000                    $   .60                   $    .10
Quarter ended March 31, 2001                       $ 62.50                   $  20.00
Quarter ended June 30, 2001                        $ 18.80                   $  11.00
Quarter ended September 30, 2001                   $ 14.00                   $  11.00
Quarter ended December 31, 2001                    $ 11.00                   $   2.00
Quarter ended March 31, 2002                       $  5.25                   $   3.00
Quarter ended June 30, 2002                        $  5.25                   $   4.00
Quarter ended September 30, 2002                   $  8.50                   $   1.25

As of September 30, 2002 there are approximately 246 holders of record of the Company's Common Stock.

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

Results of Operations

The Company did not have revenue for the years ended December 31, 2001 and 2000. General and administrative costs for the fiscal year ended December 31, 2001 were $246,281as compared to $137,964 for the year ended December 31, 2000. The $108,317increase is attributable to primarily an increase in spending for professional fees in connection with the stock purchase agreement with Lancer. Higher spending in administrative and director fees offset other expense reductions in accounting and legal fees.

The Company did not incur any research and development or marketing costs for the two fiscal years ended December 31, 2001 and 2000.

The other income of $108,134 was a result of the reversal of certain accruals of expenses for 1999 and 2000 during 2001. The Company determined these previous recorded liabilities have no likelihood of ever being paid.

In March 2001, the Company issued 6,574,336 shares of common stock (post 4:1 reverse stock split) in exchange for the total outstanding notes, warrants and accrued interest of $1,665,701. The stock was valued at $2,200 based on an independent appraisal, creating a gain on the extinguishment of debt in the amount of $1,663,501.

The Company recognized a net profit for the year ended December 31, 2001 of $1,525,354as compared to a net loss of $298,298 for the fiscal year ended December 31, 2000. The main change between 2001 and 2000 was the extraordinary gain from the extinguishment of debt of $1,663,501 in 2001.

Liquidity and Capital Resources

The Company's auditors have included a paragraph in their report on the Company's annual financial statements which expresses concern about the Company's ability to continue as a going concern. The Company's financial statements for the year ended December 31, 2001 have been prepared on a going concern basis which contemplated a realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has an accumulated deficit of $22,267,214and a negative cash flow from operations of $281,593.

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

Name                                        Age                      Position Held
----                                        ---                      -------------
Laurence S. Isaacson                        54                   President, Secretary and Director

Kathyrn Cowen(1)                            39                   Director

Jeffrey Leventhal(2)                        31                   CEO, President and Chairman

Milton Barbarosh(2)                         46                   Vice President and Director

(1) resigned effective September 2002
(2) resigned effective September 2001

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

                                   Fiscal                        Other Annual                 LTIP      All Other
Name and Principal Position        Year     Salary     Bonus     Compensation   Options/(#)   Payouts   Compensation
---------------------------        ----     ------     -----     ------------   -----------   -------   ------------
Laurence S. Isaacson, President    2001       -          -            -           -             -          -

Jeffrey Leventhal, CEO***          2001       -          -            -           -             -          -
                                   2000       -          -            -           -             -          -
                                   1999       -          -            -           -             -          -

Duane Mayo, CEO**                  2000       -          -            -           -             -          -
                                   1999       8,333      -            -           -             -          -

Laurence Liebson, CEO*             1999       12,500     -            -           -             -          -

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

                                                   Number of Beneficially     Percentage of Outstanding
Name                                                  Owned Shares            Shares Beneficially Owned
----                                                  ------------            -------------------------
Lancer Offshore, Inc.                                 79,545,854                        96.7%

Alpha Omega Group, Inc.                               40,000,000(1)                     33.0%

Laurence S. Isaacson                                           0                        --

Officers and Directors as a Group                              0                        --
(1 person)

(1) Includes 40,000,000 shares of Common Stock underlying Warrants.

Item 12. Certain Transactions and Related Transactions

None.

Item 13. Exhibits, Lists and Reports on Form 8-K

(a) Exhibits

Exhibit No.   Description of Document
-----------   -----------------------

2.2          Agreement and Plan of Merger with Synthesys*
99.1.1       Certification of principal executive officer
99.1.2       Certification of principal accounting officer

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

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Boca Raton, Florida on December 5, 2002.


                                                  AUG CORP.


                                                  By:/s/Laurence S. Isaacson
                                                     -----------------------
                                                     Laurence S. Isaacson
                                                     President



DATED: December 5, 2002

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

The accompanying financial statements have been prepared assuming that AUG Corp. will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit. These circumstances raise substantial doubt about the entity's ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



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

As more fully described in Note 1 of the notes to the financial statements, an error resulting in an overstatement of previously reported expenses for the year ended December 31, 2001 was discovered by management of the Company during 2002. Accordingly, the balance sheet as of December 31, 2001 and the statements of operations, changes in stockholders' equity and cash flows for the year then ended have been restated to reflect corrections to previously reported amounts.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of AUG Corp. as of December 31, 2001 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has an accumulated deficit of $22,267,214 and a negative cash flow from operations of $281,593. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEINBERG & COMPANY, P.A.

Boca Raton, Florida
April 12, 2002


                                    AUG CORP.
                                  BALANCE SHEET
                                DECEMBER 31, 2001
                                -----------------


                                     ASSETS
                                     ------
CURRENT ASSETS
 Cash and cash equivalents                                                      $           36,079
 Cash advance for pending merger                                                           600,000
                                                                                ------------------
TOTAL ASSETS                                                                    $          636,079
------------                                                                    ==================

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------



CURRENT LIABILITIES
 Accrued expenses                                                               $            7,258
                                                                                ------------------
     Total Current Liabilities                                                               7,258
                                                                                ------------------

STOCKHOLDERS' EQUITY
 Common stock, $.0001 par value, 148,000,000 shares authorized,
   82,189,964 shares issued and outstanding                                                  8,220
 Additional paid-in capital                                                             22,887,815
 Accumulated deficit                                                                   (22,267,214)
                                                                                ------------------

     Total Stockholders' Equity                                                            628,821
                                                                                ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $          636,079
------------------------------------------                                      ==================

                 See accompanying notes to financial statements.
                                      F-3

                                    AUG CORP.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                 ----------------------------------------------



                                                                      2001            2000
                                                                  ------------    ------------
REVENUES, NET                                                     $         --    $         --
                                                                  ------------    ------------

OPERATING EXPENSES
 General and administrative expenses                                   246,281         137,964
 Loss on impairment of goodwill                                             --          40,480
                                                                  ------------    ------------
       Total Operating Expenses                                        246,281         178,444
                                                                  ------------    ------------

LOSS FROM OPERATIONS                                                  (246,281)       (178,444)
                                                                  ------------    ------------

OTHER INCOME (EXPENSE)
 Other income                                                          108,134              --
 Interest income                                                            --             146
 Interest expense                                                           --        (120,000)
                                                                  ------------    ------------
       Total Other Income (Expense)                                    108,134        (119,854)
                                                                  ------------    ------------

LOSS BEFORE EXTRAORDINARY ITEM                                        (138,147)       (298,298)

 Gain from extinguishment of debt                                    1,663,501              --
                                                                  ------------    ------------

NET INCOME (LOSS)                                                 $  1,525,354    $   (298,298)
----------------                                                  ============    ============

Net income (loss) per share of common stock
 Basic                                                            $        .15    $      (8.52)
                                                                  ============    ============
 Diluted                                                          $        .06    $      (8.52)
                                                                  ============    ============

Weighted average number of shares outstanding during the period
 Basic                                                               9,915,928          35,009
                                                                  ============    ============
 Diluted                                                            23,860,107          35,009
                                                                  ============    ============

                 See accompanying notes to financial statements.
                                      F-4

                                    AUG CORP.
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                 ----------------------------------------------




                                                Preferred Stock                  Common Stock          Additional
                                           Shares                          Shares                       Paid-In
                                        Outstanding         Amount       Outstanding        Amount      Capital
                                        ------------     -----------    -------------  ------------   ------------
Balance, December 31, 1999                        --    $         --          29,844   $          3   $ 21,869,852

Issuance of common stock for cash                 --              --           1,500              1         59,999

Issuance of preferred stock                1,416,700          14,167              --             --         26,313

Additional shares of common stock
 issued per 1997 Private Placement                --              --           8,199             --             --

Net loss                                          --              --              --             --             --
                                        ------------    ------------    ------------   ------------   ------------

Balance, December 31, 2000                 1,416,700          14,167          39,543              4     21,956,164

Issuance of common stock for
 extinguishment of debt                           --              --          65,743              7          2,193

Conversion of preferred stock to
 common stock                             (1,416,700)        (14,167)      1,209,678            121         14,046

Issuance of preferred stock and
 stock warrants to new owners              2,000,000          20,000              --             --        172,500

Issuance of treasury stock                        --              --              --             --             --

Issuance of common stock for cash,
 net                                              --              --      27,500,000          2,750        606,250

Issuance of common stock for services             --              --       1,375,000            138         34,862

Conversion of preferred stock to
 common stock                             (2,000,000)        (20,000)     40,000,000          4,000         16,000

Exercise of common stock purchase
 warrants, net                                    --              --      12,000,000          1,200         85,800

Net income                                        --              --              --             --             --
                                        ------------    ------------    ------------   ------------   ------------

BALANCE, DECEMBER 31, 2001                        --    $         --      82,189,964   $      8,220   $ 22,887,815
                                        ============    ============    ============   ============   ============

(TABLE CONTINUED ON NEXT PAGE)


                                                           Treasury Stock                         Stockholders'
                                                      Shares                       Accumulated       Equity
                                                   Outstanding       Amount          Deficit       (Deficiency)
                                                   -----------    ------------    -------------   -------------
Balance, December 31, 1999                                  --    $         --    $(23,494,270)   $ (1,624,415)

Issuance of common stock for cash                           --              --              --          60,000

Issuance of preferred stock                                 --              --              --          40,480

Additional shares of common stock
 issued per 1997 Private Placement                          --              --              --              --

Net loss                                                    --              --        (298,298)       (298,298)
                                                  ------------    ------------    ------------    ------------

Balance, December 31, 2000                                  --              --     (23,792,568)     (1,822,233)

Issuance of common stock for
 extinguishment of debt                                     --              --              --           2,200

Conversion of preferred stock to
 common stock                                               --              --              --              --

Issuance of preferred stock and
 stock warrants to new owners                          670,854         207,500              --         400,000

Issuance of treasury stock                            (670,854)       (207,500)             --        (207,500)

Issuance of common stock for cash,
 net                                                        --              --              --         609,000

Issuance of common stock for services                       --              --              --          35,000

Conversion of preferred stock to
 common stock                                               --              --              --              --

Exercise of common stock purchase
 warrants, net                                              --              --              --          87,000

Net income                                                  --              --       1,525,354       1,525,354
                                                  ------------    ------------    ------------    ------------

BALANCE, DECEMBER 31, 2001                                  --    $         --    $(22,267,214)   $    628,821
                                                  ============    ============    ============    ============

                 See accompanying notes to financial statements.
                                      F-5

                                    AUG CORP.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                 ----------------------------------------------



                                                                                 2001            2000
                                                                              -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss)                                                            $ 1,525,354    $  (298,298)
 Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Extraordinary gain on extinguishment of debt                               (1,663,501)
    Loss from write-off of goodwill                                                               40,480
    Stock issued for consulting services                                           35,000             --
    Reversal of accounts payable, note payable and
      capital lease obligation                                                   (108,134)            --
 Changes in assets and liabilities:
    Accrued expenses                                                              (70,312)            --
                                                                              -----------    -----------
       Net Cash Used In Operating Activities                                     (281,593)      (257,818)
                                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Payment for pending merger                                                      (600,000)            --
 Purchase of common stock of former stockholder                                  (207,500)            --
                                                                              -----------    -----------
       Net Cash Used In Investing Activities                                     (807,500)            --
                                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock, net                                    1,096,000         60,000
 Note payable                                                                          --        152,570
                                                                              -----------    -----------
       Net Cash Provided By Financing Activities                                1,096,000        212,570
                                                                              -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    6,907        (45,248)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                    29,172         74,420
                                                                              -----------    -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                     $    36,079    $    29,172
-----------------------------------------                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
----------------------------------------------------------------------

During the year ended December 31, 2001, 65,743 shares valued at $2,200 were issued for the extinguishment of debt consisting of notes and interest valued at $1,665,701. A gain on extinguishment of debt was recognized for $1,663,501.

                 See accompanying notes to financial statements.
                                      F-6

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

                                    AUG CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                -----------------

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

       The Company entered into a share exchange agreement effective January 7, 2002. In accordance with the share exchange agreement, the Company acquired 100% of the issued and outstanding common stock of Synthesys Secure Technologies, Inc., ("Synthesys") a Florida corporation, in exchange for 5,350,259 shares of common stock of the Company. As a result of the exchange, Synthesys became a wholly owned subsidiary of the Company and the stockholders of Synthesys became stockholders of approximately 6% of the Company (See Note 7).

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

                                    AUG CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                -----------------

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

       (J) New Accounting Pronouncements
       ---------------------------------

       Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" supercedes Accounting Principles Board Opinion 17 and related interpretations. SFAS No. 142 establishes new rules on accounting for the acquisition of intangible assets acquired in a business combination and the manner in which goodwill and all other intangibles should be accounted for subsequent to their initial recognition in a business combination accounted for under SFAS No. 141. Under SFAS No. 142, intangible assets should be recorded at fair value. Intangible assets with finite useful lives should be amortized over such period and those with indefinite lives should not be amortized. All intangible assets being amortized as well as those that are not, are both subject to review for potential impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 142 also requires that goodwill arising in a business combination should not be amortized but is subject to impairment testing at the reporting unit level to which the goodwill was assigned to at the date of the business combination. SFAS No. 142 is

                                    AUG CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                -----------------

       effective for fiscal years beginning after December 15, 2001 and must be applied as of the beginning of such year to all goodwill and other intangible assets that have already been recorded in the balance sheet as of the first day in which SFAS No. 142 is initially applied, regardless of when such assets were acquired. Goodwill acquired in a business combination whose acquisition date is on or after July 1, 2001, should not be amortized, but should be reviewed for impairment pursuant to SFAS No. 121, even though SFAS No. 142 has not yet been adopted. However, previously acquired goodwill should continue to be amortized until SFAS No. 142 is first adopted.

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

       (K) Restatement of Financial Statements Resulting from the Correction of
       ------------------------------------------------------------------------
       an Error
       --------

       The accompanying balance sheet as of December 31, 2001 and statement of operations for the year then ended have been restated to correct an error for the overstatement of expenses and additional paid-in capital during 2001. The restatement results from the Company recording certain direct costs of raising capital as expense rather than as an offset to additional paid-in capital. The effect of the restatement was to increase net income and decrease additional paid-in capital by $104,000 for 2001.

       The accumulated deficit and additional paid-in capital accounts in the December 31, 2001 balance sheet and statement of changes in stockholders' equity, and the net income for the year ended December 31, 2001 in the statement of operations have been restated for the effects of the adjustments resulting from the correction of an error.

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

                                    AUG CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                -----------------

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

                                    AUG CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                -----------------

       (B) Conversion of Outstanding Preferred Stock
       ---------------------------------------------

       In March 31, 2001, the Company converted the 1,416,700 shares of preferred stock outstanding to 1,209,678 shares of common stock.

       (C) Purchase of Common Stock from  Stockholders and Issuance of Preferred
       ---------------------------------  --------------------------------------
       Stock, Common Stock and Warrants to New Stockholders
       ----------------------------------------------------

       Effective August 31, 2001, the Company entered into a Stock Purchase Agreement whereby the purchaser purchased 670,854 shares of common stock from existing stockholders, 2,000,000 shares of newly issued Series A preferred stock and warrants and options to purchase 54,000,000 shares of the Company's common stock at exercise prices ranging from $.01 to $.10 per share. The options and warrants expire from November 30, 2001 through August 31, 2006. The purchase price of $400,000 has been allocated to both the warrants and options and the Series A Preferred Stock. The warrants were issued to the purchaser and related companies.

       (D) Issuance of Common Stock for Cash
       -------------------------------------

       In November 2001 the Company issued 27,500,000 shares of common stock for $609,000, net of direct costs of $91,000 to an affiliated party (See Note
       5), according to a Term Sheet dated November 12, 2001. The Company also incurred consulting fees related to the issuance of this stock, and issued 1,375,000 additional shares of common stock in payment of these expenses valued at $35,000.

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

       (F) Exercise of Common Stock Warrants
       -------------------------------------

       In November 2001, the Company issued 10,000,000 shares of common stock in exchange for 10,000,000 warrants at the exercise price of $.01 per share, net of direct costs of $13,000 to an affiliated party (See Note 5). The Company also issued 2,000,000 shares of common stock for 2,000,000 warrants in a cash-less exercise option of those warrants with an exercise price of $.0001 per share.

       2000
       ----

       The following equity transactions for the year ended December 31, 2000 have been restated giving effect to the 4:1 and 100:1 stock splits in 2001.

                                    AUG CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                -----------------

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

                                                                    For the Year Ended December 31, 2001
                                                        --------------------------------------------------------------
                                                              Income                 Shares               Per Share
                                                           (Numerator)           (Denominator)              Amount
                                                        -----------------       ----------------       ---------------
       Basic EPS

        Loss before extraordinary item                  $       (138,147)            9,915,928         $         (.01)

        Extraordinary item                              $      1,663,501             9,915,928         $          .17

       Effect of Dilutive Securities
        Warrants                                                                    13,944,179
                                                                                  ------------

       Diluted EPS

        Extraordinary item                              $      1,663,501            23,860,107         $          .07

        Loss before extraordinary item                  $       (138,147)            9,915,928         $         (.01)

                                    AUG CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                -----------------

       Warrants to purchase 13,944,179 shares of common stock were not included in the calculation of diluted EPS for "loss before extraordinary item" as the effect would be anti-dilutive.

NOTE 5 AFFILIATED PARTY TRANSACTIONS
------ -----------------------------

       The Company pays a licensed broker dealer corporation owned by the president, fees for all funds raised for the Company from parties introduced by the broker dealer. Fees associated with transactions resulting in the issuances of common stock are recorded as a reduction of additional paid-in capital (See Note 3(D) and (F)).

NOTE 6 GOING CONCERN
------ -------------

       The Company's financial statements for the year ended December 31, 2001 have been prepared on a going concern basis which contemplated a realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a significant accumulated deficit of $22,267,214 and a negative cash flow from operations of $281,593. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       The ability of the Company to continue as a going concern is dependant on the Company's ability to raise additional capital, and implement its business plan. Management believes that actions presently taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

NOTE 7 SUBSEQUENT EVENTS
------ -----------------

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