Form 10QSB/A
period 2002-03-31
AUG CORP
filed 2002-12-17
CIK 1004605

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

       For the transition period from _____________ to _____________

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 104,780,223shares of Common Stock as of November 20, 2002.

                                      INDEX
                                                                                  Page
                                                                                  ----

PART I.  FINANCIAL INFORMATION                                                      3
         ---------------------

Item 1.  Condensed Financial Statements (unaudited)                                 3

         Balance Sheets                                                             3

         Statements of Operations                                                   4

         Statements of Cash Flows                                                   5

         Notes to Condensed Financial Statements                                    6-11

Item 2.  Management's Discussion and Analysis and Plan of Operations                12

PART II. OTHER INFORMATION                                                          14
         -----------------

Item 1.  Legal Proceedings                                                          14

Item 2.  Changes in Securities and Use of Proceeds                                  14

Item 3.  Defaults Upon Senior Securities                                            15

Item 4.  Submissions of Matters to a Vote of Security Holders                       15

Item 5.  Other Information                                                          15

Item 6.  Exhibits and Reports on Form 8-K                                           15

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Condensed Financial Statements

                            AUG CORP. AND SUBSIDIARY
                            CONDENSED BALANCE SHEETS
                            ------------------------


                                     ASSETS
                                     ------
                                                                         March 31, 2002
                                                                         (Consolidated)
                                                                          (Unaudited)     December 31, 2001
                                                                         --------------   -----------------
CURRENT ASSETS
 Cash and cash equivalents                                                $    273,351       $     36,079
 Cash advance for pending merger                                                    --            600,000
 Accounts receivable, net                                                        3,809                 --
 Prepaid expenses and other assets                                              57,640                 --
                                                                          ------------       ------------
       Total Current Assets                                                    334,800            636,079

Furniture, fixtures and equipment, net                                         207,834                 --

Goodwill                                                                    19,977,468                 --
                                                                          ------------       ------------

TOTAL ASSETS                                                              $ 20,520,102       $    636,079
------------                                                              ============       ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
 Accounts payable                                                         $    237,159       $         --
 Accrued expenses                                                               60,786              7,258
 Loans payable to related party                                                500,000                 --
                                                                          ------------       ------------
       Total Current Liabilities                                               797,945              7,258
                                                                          ------------       ------------

STOCKHOLDERS' EQUITY
 Preferred stock, Series A, $0.01 par value, 2,000,000
  shares authorized, none issued and outstanding                                    --                 --
 Common stock, $0.0001 par value, 148,000,000 shares authorized,
  88,364,964 and 82,189,964 shares issued and outstanding, respectively          8,836              8,220
 Common stock to be issued (11,470,259 shares)                              19,847,948                 --
 Additional paid-in capital                                                 23,169,948         22,887,815
 Accumulated deficit                                                       (23,304,575)       (22,267,214)
                                                                          ------------       ------------
       Total Stockholders' Equity                                           19,722,157            628,821
                                                                          ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 20,520,102       $    636,079
------------------------------------------                                ============       ============

     See accompanying notes to condensed consolidated financial statements.
                                        3

                            AUG CORP. AND SUBSIDIARY
                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------
                                   (UNAUDITED)


                                                                                      For the Three
                                                                                    Months Ended March   For the Three
                                                                                         31, 2002         Months Ended
                                                                                      (Consolidated)     March 31, 2001
                                                                                    ------------------   --------------
NET REVENUES                                                                          $         --         $         --
                                                                                      ------------         ------------

OPERATING EXPENSES
   General and administrative expenses                                                   1,024,361               11,443
                                                                                      ------------         ------------
       Total Operating Expenses                                                          1,024,361               11,443
                                                                                      ------------         ------------

LOSS BEFORE EXTRAORDINARY GAIN                                                          (1,024,361)             (11,443)

EXTRAORDINARY GAIN
  Gain on extinguishment of debt                                                                --            1,665,043
                                                                                      ------------         ------------

NET (LOSS) INCOME                                                                     $ (1,024,361)        $  1,653,600
-----------------                                                                     ============         ============

Net (loss) income per share of common stock - basic and diluted                       $      (0.01)        $      11.49
                                                                                      ============         ============
Weighted average number of shares outstanding during the period -
  basic and diluted                                                                     86,028,020              143,856
                                                                                      ============         ============

     See accompanying notes to condensed consolidated financial statements.
                                        4

                            AUG CORP. AND SUBSIDIARY
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
                                   (UNAUDITED)



                                                                           For the Three
                                                                         Months Ended March       For the Three
                                                                              31, 2002          Months Ended March
                                                                           (Consolidated)            31, 2001
                                                                         ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (Loss) Income                                                            $(1,024,361)          $ 1,653,600
 Adjustments to reconcile net (loss) income to net cash used in operating activities:
    Issuance of common stock for services                                          13,750                    --
    Extraordinary gain on extinguishment of debt                                       --            (1,665,043)
    Depreciation                                                                   24,439                    --
 Changes in assets and liabilities:
  Accounts receivable                                                              (3,809)                   --
  Prepaid expenses and other current assets                                        26,850                    --
  Accounts payable                                                                138,079                    --
  Accrued expenses                                                                 42,976              (275,490)
                                                                              -----------           -----------
       Net Cash Used In Operating Activities                                     (782,076)             (286,933)
                                                                              -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                             (190,086)                   --
 Cash acquired in merger acquisition                                              187,434                    --
                                                                              -----------           -----------
       Net Cash Used In Investing Activities                                       (2,652)                   --
                                                                              -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from the issuance of common stock, net                                  522,000                    --
 Note payable                                                                          --               270,000
 Loans payable to related party                                                   500,000                    --
                                                                              -----------           -----------
       Net Cash Provided By Financing Activities                                1,022,000               270,000
                                                                              -----------           -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  237,272               (16,933)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                    36,079                29,172
                                                                              -----------           -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                     $   273,351           $    12,239
-----------------------------------------                                     ===========           ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
-----------------------------------

Non-Cash Investing and Financing Activities:

During the three months ended March 31, 2002, 275,000 shares valued at $0.05 per share were issued, or to be issued, for the payment of services valued at $13,750.

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

                            AUG CORP. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2002
                              --------------------
                                   (UNAUDITED)

      (H) Going Concern
      -----------------

       The Company's condensed financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2002 the Company has a net loss of $1,024,361, a negative cash flow from operations of $782,076, and a working capital deficiency of $463,145 and accumulated deficit of $23,304,575 at March 31, 2002. These circumstances raise substantial doubt as to the Company's ability to continue as a going concern.

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

       Furniture, fixtures and equipment at March 31, 2002 consists of the following:
       Furniture and fixtures                             $            11,027
       Computer hardware                                               61,662
       Computer software                                              133,198
       Equipment                                                       20,073
       Leasehold improvements                                          16,667
                                                          -------------------
                                                                      242,627
       Less: accumulated depreciation                                 (34,793)
                                                          -------------------
                                                          $           207,834
                                                          ===================

NOTE 3 AFFILIATED PARTY TRANSACTIONS
------ -----------------------------

       The Company pays a licensed broker dealer corporation owned by the president, fees for all funds raised for the Company from parties introduced by the broker dealer. Fees associated with transactions resulting in the issuances of common stock are recorded as a reduction of additional paid-in capital (See Note 4(A) and (C)).

       In February 2002, the Company received a loan from an affiliated party in the amount of $375,000. The loan is due in 90 days and has a 10% interest rate. The maturity date can be extended by 90 days. At March 31, 2002 there was $375,000 outstanding on the loan. The Company incurred consulting fees related to the loan (See Note 4(B)).

                            AUG CORP. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2002
                              --------------------
                                   (UNAUDITED)


       In March 2002, the Company received an additional short-term loan from an affiliated party, in the amount of $125,000. This loan was repaid in full in April 2002.

NOTE 4 STOCKHOLDERS' EQUITY
------ --------------------

       2002
       ----

       (A) Common Stock to be Issued
       -----------------------------

       In January 2002, the Company acquired 100% of the common stock of Synthesys. In connection with the purchase, the Company was to issue 5,350,259 shares of restricted common stock valued at $19,581,948. The shares were valued at the average quoted trading price during the acquisition period. These shares were subsequently issued in August 2002.

       In March 2002, the Company was to issue 6,020,000 shares of common stock for $261,000, net of direct costs of $39,000 to an affiliated party, according to a Term Sheet dated February 8, 2002. The shares were subsequently issued in July 2002 and at March 31, 2002, the shares are included in common stock to be issued in the accompanying condensed consolidated balance sheet. The Company also incurred consulting fees related to the issuance and was to issue 100,000 additional shares of common stock in payment of these expenses valued at $5,000. These shares were also subsequently issued in July 2002.

       (B) Issuance of Common Stock for Services
       -----------------------------------------

       In February 2002, the Company issued 75,000 shares of common stock to affiliated parties valued at $3,750 in payment of consulting fees incurred as a result of the completion of a loan to the Company (See Note
       3).

       (C) Issuance of Common Stock for Cash
       -------------------------------------

       In February 2002, the Company issued 6,000,000 shares of common stock for $261,000, net of direct costs of $39,000 to an affiliated party, according to a Term Sheet dated February 8, 2002. The Company also incurred consulting fees related to the issuance of this stock, and issued 100,000 additional shares of common stock in payment of these expenses valued at $5,000.

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

NOTE 6 SUBSEQUENT EVENTS
------ -----------------

       In April 2002 the Company issued 2,200,000 shares of common stock for $1,100,000, according to a Term Sheet dated April 11, 2002. The Company also incurred consulting fees related to the issuance of this stock, and issued 100,000 additional shares of common stock in payment of these expenses valued at $25,000.

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

The Company incurred $1,024,361of general and administrative expenses for the quarter ended March 31, 2002. These expenses were primarily incurred in the research and development of biometric and software products and the marketing of these products. The Company believes the research and development expenses will decrease as the Company believes it is ready to commercialize its software and biometric products. Operating expenses for the quarter ended March 31, 2002 were $11,443. These expenses were primarily from administrative costs.

The Company incurred a net loss for the quarter ended March 31, 2002 of $(1,024,361). For the quarter ended March 31, 2001 the Company had a net profit of $1,653,600 due to a gain from the extinguishments of debt of $1,665,043.

Liquidity and Capital Resources

On March 31, 2002, cash and cash equivalents totaled $273,351.

The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2002, the Company has a net loss of $1,024,361, a negative cash flow from operations of $782,076, and a working capital deficiency of $463,145 and accumulated deficit of $23,304,575 at March 31, 2002. These circumstances raise substantial doubt as to the Company's ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital, and implement its business plan. Management believes that actions presently taken to implement its business plan and obtain additional funding provide the opportunity for the Company to continue as a going concern.

The Company has obtained short term financing and equity funding through the issuance of restricted common stock and related party loans. In February 2002 the Company received a loan from an affiliated company in the amount of $375,000. The loan is due in 90 days and has a 10% interest rate. The maturity date can be extended by 90 days. At March 31, 2002 there was $375,000 outstanding on the loan.

In February 2002 the Company issued 6,000,000 shares of common stock to Lancer Offshore, Inc. for $300,000, pursuant to a Term Sheet dated February 8, 2002. The Company also issued 100,000 additional shares of common stock in payment of consulting fees in connection with the transaction valued at $5,000.

In March 2002 the Company issued 6,000,000 shares of common stock to Lancer Offshore, Inc. for $300,000 pursuant to a Term Sheet dated February 8, 2002. The Company also incurred consulting fees related to the issuance of this stock, and issued 100,000 additional shares of common stock in payment of these expenses valued at $5,000.

In March 2002 the Company received a short-term loan from an affiliated company in the amount of $125,000. This loan was repaid in full in April 2002.

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

On May 10 2002, Information Transport Associates, Inc, Inc. filed an action in the United States District Court in the Fifteenth Judicial Circuit of Florida against the Company's subsidiary, Synthesys, Case No. 02-05130AH. By its complaint, ITA alleged that it performed business, technical services for Synthesys and is entitled to be compensated. The complaint was settled in September 2002 for $25,000.

Item 2.  Changes in Securities and Use of Proceeds

In January 2002, the Company acquired 100% of the common stock of Synthesys. In connection with the purchase, the Company was to issue 5,350,259 shares of restricted common stock valued at $19,581,948. The shares were valued at the average quoted trading price during the acquisition period. These shares were issued in August 2002.

In February 2002, the Company received a loan from an affiliated party, in the amount of $375,000. The loan is due in 90 days and has a 10% interest rate. The maturity date has been extended by 90 days. At June 30, 2002, there was $375,000 outstanding on the loan. The Company also issued 75,000 shares of common stock to affiliated parties valued at $3,750 in payment of consulting fees incurred as a result of the completion of the loan.

In February 2002, the Company issued 6,000,000 shares of common stock for $261,000 net of direct costs of $39,000 to an affiliated party, according to a Term Sheet dated February 8, 2002. The Company also incurred consulting fees related to the issuance of this stock, and issued 100,000 additional shares of common stock in payment of these expenses valued at $5,000.

During March, April and May 2002 the Company received an aggregate of $1,870,500 in cash from a stockholder, net of direct costs of $279,500 to an affiliated party. The Company is obligated to issue an aggregate of 8,720,000 shares of common stock for the cash received and 175,000 shares of common stock valued at $42,500 for consulting services related to these transactions.

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

On February 22, 2002 the Company filed a Current Report on Form 8-K disclosing that HD Brous & Co., Inc. filed an action in the United States District Court for the Eastern District of New York against the Company's subsidiary, Synthesys. (HD Brous & Co., Inc. vs. Synthesys Secure Technologies, Inc. a/k/a Synthesys Technologies, Inc., case # CV 02 910). The matter was subsequently settled in May 2002.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized officers of the Registrant.

                                           AUG CORP

                                           By:  /s/ Laurence S. Isaacson
                                                ------------------------
                                                Laurence S. Isaacson, President



DATED: December 4, 2002