Form 10QSB/A
period 2002-06-30
AUG CORP
filed 2002-12-17
CIK 1004605

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 104,780,223 shares of Common Stock as of November 20, 2002.

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

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Condensed Financial Statements

                            AUG CORP. AND SUBSIDIARY
                            CONDENSED BALANCE SHEETS
                            ------------------------



                                     ASSETS
                                     ------
                                                                          June 30, 2002
                                                                         (Consolidated)
                                                                           (Unaudited)     December 31, 2001
                                                                         --------------    -----------------
CURRENT ASSETS
 Cash and cash equivalents                                                $    389,313        $     36,079
 Cash advance for pending merger                                                    --             600,000
 Accounts receivable, net                                                       20,359                  --
 Prepaid expenses and other assets                                              17,251                  --
                                                                          ------------        ------------
       Total Current Assets                                                    426,923             636,079

Furniture, fixtures and equipment, net                                         190,672                  --

Goodwill                                                                    19,977,468                  --
                                                                          ------------        ------------

TOTAL ASSETS                                                              $ 20,595,063        $    636,079
------------                                                              ============        ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
 Accounts payable                                                         $    164,771        $         --
 Accrued expenses                                                               33,317               7,258
 Loans payable to related party                                                375,000                  --
                                                                          ------------        ------------
       Total Current Liabilities                                               573,088               7,258
                                                                          ------------        ------------

STOCKHOLDERS' EQUITY
 Preferred stock, Series A, $0.01 par value, 2,000,000 shares
  authorized, none issued and outstanding                                           --                  --
 Common stock, $0.0001 par value, 148,000,000 shares authorized,
  90,334,964 and 82,189,964 shares issued and outstanding, respectively          9,035               8,220
 Common stock to be issued (14,245,259 shares)                              21,494,948                  --
 Additional paid-in capital                                                 23,169,751          22,887,815
 Accumulated deficit                                                       (24,651,759)        (22,267,214)
                                                                          ------------        ------------
       Total Stockholders' Equity                                           20,021,975             628,821
                                                                          ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 20,595,063        $    636,079
------------------------------------------                                ============        ============

     See accompanying notes to condensed consolidated financial statements.
                                        3

                            AUG CORP. AND SUBSIDIARY
                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------
                                   (UNAUDITED)





                                                      For the Three                     For the Six
                                                      Months Ended     For the Three   Months Ended    For the Six
                                                      June 30, 2002    Months Ended    June 30, 2002   Months Ended
                                                     (Consolidated)    June 30, 2001  (Consolidated)   June 30, 2001
                                                      -------------   --------------  --------------   -------------
NET REVENUES                                           $     33,100    $         --    $     34,990    $         --
                                                       ------------    ------------    ------------    ------------

OPERATING EXPENSES
   General and administrative                               678,841           9,100       1,081,885          20,543
   Salaries, wages and consulting                           516,334              --         967,066              --
   Professional fees                                        185,107              --         357,584              --
                                                       ------------    ------------    ------------    ------------
       Total Operating Expenses                           1,380,282           9,100       2,406,535          20,543
                                                       ------------    ------------    ------------    ------------

LOSS BEFORE EXTRAORDINARY GAIN                           (1,347,182)         (9,100)     (2,371,545)        (20,543)

EXTRAORDINARY GAIN
  Gain on extinguishment of debt                                 --              --              --       1,665,043
                                                       ------------    ------------    ------------    ------------

NET (LOSS) INCOME                                      $ (1,347,182)         (9,100)     (2,371,545)   $  1,644,500
-----------------                                      ============    ============    ============    ============

Net (loss) income per share of common stock - basic
 and diluted                                           $      (0.02)   $      (0.01)   $      (0.03)   $       2.24
                                                       ============    ============    ============    ============

Weighted average number of shares outstanding during
 the period - basic and diluted                          89,656,408       1,314,964      87,474,384         732,645
                                                       ============    ============    ============    ============

     See accompanying notes to condensed consolidated financial statements.
                                        4

                            AUG CORP. AND SUBSIDIARY
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
                                   (UNAUDITED)



                                                                              For the Six Months          For the Six
                                                                                Ended June 30,           Months Ended
                                                                              2002 (Consolidated)        June 30, 2001
                                                                              -------------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (Loss) Income                                                                $(2,371,545)             $ 1,644,500
 Adjustments to reconcile net (loss) income to net cash used in operating activities:
    Issuance of common stock for services                                              51,250                       --
    Extraordinary gain on extinguishment of debt                                           --               (1,665,043)
    Depreciation                                                                       48,879                       --
 Changes in assets and liabilities:
  Accounts receivable                                                                 (20,359)                      --
  Prepaid expenses and other current assets                                            67,239                       --
  Accounts payable                                                                     65,691                       --
  Accrued expenses                                                                     15,507                   (1,419)
                                                                                  -----------              -----------
       Net Cash Used In Operating Activities                                       (2,143,338)                 (21,962)
                                                                                  -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of furniture, fixtures and equipment                                      (197,363)                      --
 Cash acquired in merger acquisition                                                  187,435                       --
                                                                                  -----------              -----------
       Net Cash Used In Investing Activities                                           (9,928)                      --
                                                                                  -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from the issuances of common stock and common stock
   to be issued, net                                                                2,131,500                       --
 Proceeds from loans                                                                  375,000                       --
                                                                                  -----------              -----------
       Net Cash Provided By Financing Activities                                    2,506,500                       --
                                                                                  -----------              -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      353,234                  (21,962)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                        36,079                   29,172
                                                                                  -----------              -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                         $   389,313              $     7,210
-----------------------------------------                                         ===========              ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
----------------------------------

Non Cash Investing and Financing Activities:

During the six months ended June 30, 2002, 350,000 shares were issued, or to be issued (275,000 shares valued at $0.05 per share and 75,000 shares valued at $.50 per share), for the payment of services valued at $51,250.

During the six months ended June 30, 2001, 65,743 shares valued at $658 were issued for the extinguishment of debt consisting of notes and interest valued at $1,665,701. A gain on extinguishment of debt was recognized for $1,665,043.

     See accompanying notes to condensed consolidated financial statements.
                                        5

                            AUG CORP. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002
                               -------------------
                                   (UNAUDITED)

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

                            AUG CORP. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002
                               -------------------
                                   (UNAUDITED)

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

                            AUG CORP. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002
                               -------------------
                                   (UNAUDITED)

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

                            AUG CORP. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002
                               -------------------
                                   (UNAUDITED)

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

       (I) Going Concern
       -----------------

       The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2002, the Company has a net loss of $2,371,545 and a negative cash flow from operations of $2,143,338, and has a working capital deficiency of $146,165 and an accumulated deficit of $24,651,759 at June 30, 2002. These circumstances raise substantial doubt as to the Company's ability to continue as a going concern.

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

       Furniture, fixtures and equipment at June 30, 2002 consists of the following:

       Furniture and fixtures                               $         11,028
       Computer hardware                                              73,871
       Computer software                                             144,932
       Equipment                                                      20,073
                                                            ----------------
                                                                     249,904
       Less: accumulated depreciation                                (59,232)
                                                            ----------------
                                                            $        190,672
                                                            ================

                            AUG CORP. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002
                               -------------------
                                   (UNAUDITED)

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

       In March 2002, the Company received an additional short-term loan from the same affiliated party, in the amount of $125,000. This loan was repaid in full in April 2002.

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

       During March, April and June 2002 the Company received an aggregate of $1,870,500 in cash from a stockholder, net of direct costs of $279,500 to an affiliated party. The Company is obligated to issue an aggregate of 8,720,000 shares of common stock for the cash received and 175,000 shares of common stock valued at $42,500 for consulting services related to these transactions.

       (B) Issuance of Common Stock for Services
       -----------------------------------------

       In February 2002 the Company issued 75,000 shares of common stock to affiliated parties valued at $3,750 in payment of consulting fees incurred as a result of the completion of a loan to the Company (See Note
       3).

       (C) Issuance of Common Stock for Cash
       -------------------------------------

       In February 2002 the Company issued 6,000,000 shares of common stock for $261,000, net of direct costs of $39,000 to an affiliated party, according to a Term Sheet dated February 8, 2002. The Company also incurred consulting fees related to the issuance of this stock, and

                            AUG CORP. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002
                               -------------------
                                   (UNAUDITED)

       issued 100,000 additional shares of common stock in payment of these expenses valued at $5,000.

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

NOTE 6 SUBSEQUENT EVENTS
------ -----------------

       In July 2002, the Company incorporated Biometrics Marketing, Inc. as a subsidiary to perform marketing, sales and administrative functions.

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

         SyntheSys's operations are reflected in the results of operations for the three month and six month period ended June 30, 2002. As Synthesys was not incorporated until May 2001, results of operations for the quarter and six months ended June 2001 only reflect the Company's activity since inception for the second quarter of 2001.

Results of Operations for the Three Months ending June 30, 2002 and 2001

         The Company recognized revenues of $33,100 for the quarter ended June 30, 2002. For the corresponding period of 2001 the Company did not recognize any revenues. The Company's sales efforts are focused on continuing to market its' biometric software and technical services.

         The Company incurred $1,380,282 of operating expenses for the quarter ended June 30, 2002. These expenses were primarily incurred in the continued development and enhancement of the Company's biometric software products, in addition to marketing and sales of these products. The Company has also incurred $185,107 of professional fees, which consist primarily of legal, accounting and banking services. These costs were primarily incurred in connection with the issuance of common stock and warrants. Legal fees were incurred in the normal course of doing business. Operating expenses for the quarter ended June 30, 2001 was $9,100. These expenses were primarily start up administrative costs.

         The Company incurred a net loss for the quarter ended June 30, 2002 of $1,347,182. For the quarter ended June 30, 2001 the Company had a net loss of $9,100.

Results of Operations for the Six Months ending June 30, 2002 and 2001

         The Company had revenues of $34,990 for the six months ended June 30, 2002. For the corresponding period of 2001 the Company did not recognize any revenues.

         The Company incurred $2,406,535 of operating expenses for the six months ended June 30, 2002. Expenses increased during the six months ended June 30, 2002, as the Company increased personnel to strengthen its infrastructure in both biometric software development and finance. On a very selective basis the Company will continue to evaluate the addition of key personnel. Operating expenses for the six months ended June 30, 2001 was $20,543. These expenses were primarily from start-up administrative costs.

Liquidity and Capital Resources

         On June 30, 2002, cash and cash equivalents totaled $389,313.

         The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2002, the Company has a net loss of $2,371,545, a negative cash flow from operations of $2,143,338, and a working capital deficiency of $146,165 and an accumulated deficit of $24,651,759 at June 30, 2002. These circumstances raise substantial doubt as to the Company's ability to continue as a going concern.

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

         The Company has obtained short term financing and equity funding through the issuance of restricted common stock and affiliated party loans.

         In February 2002, the Company received a loan from an affiliated party, in the amount of $375,000. The loan is due in 90 days and has a 10% interest rate. The maturity date has been extended by 90 days. At June 30, 2002 there was $375,000 outstanding on the loan. The Company incurred consulting fees related to the loan

         In March 2002, the Company received an additional short-term loan from the same affiliated party, in the amount of $125,000. This loan was repaid in full in April 2002.

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



DATED: December 4, 2002