Form 10KSB
period 2002-12-31
BIOMETRICS SECURITY TECHNOLOGY INC
filed 2003-07-14
CIK 1004605

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                         Commission file number 0-22341

                       BIOMETRICS SECURITY TECHNOLOGY, INC.
                       -----------------------------------
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

                                 (561) 241-9921
                                 --------------
                           (Issuer's Telephone Number)

              Securities registered under Section 12(b) of the Act:

      Title of Each Class             Name of Each Exchange on Which Registered
      -------------------             -----------------------------------------
              None                                         None

         Securities registered under Section 12(g) of the Exchange Act:

                     Class A Common Stock, $.0001 par value
                     --------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $78,293.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. ($1.70 as of June 12, 2003) = $13,293,746.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: June 12, 2003; 104,780,223 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

- None -

Transitional Small Business Disclosure Format (Check One)  Yes   [ ]   No  [X]

                                Table of Contents

                                                                                                   Page
                                                                                                   ----
PART I
------
Item 1.            Description of Business                                                          2
Item 2.            Description of Property                                                          5
Item 3.            Legal Proceedings                                                                5
Item 4.            Submission of Matters to a Vote of Security Holders                              6

PART II
-------
Item 5             Market for Common Equity and Related Stockholder Matters                         6
Item 6.            Discussion and Analysis or Plan of Operation                                     8
Item 7.            Financial Statements                                                             9
Item 8             Changes in and Disagreements With Accountants on Accounting and                  9
                   Financial Disclosure
PART III
--------
Item 9.            Directors, Executive Officers, Promoters and Control Persons;
                   Compliance With Section 16(a) of the Exchange Act                                10
Item 10.           Executive Compensation                                                           11
Item 11.           Security Ownership of Certain Beneficial Owners and Management                   12
Item 12.           Certain Relationships and Related Transactions                                   13
Item 13.           Exhibits, Lists and Reports on Form 8-K                                          13

PART I

Item 1.  Description of Business

BIOMETRICS SECURITY TECHNOLGY, INC. (the "Company") was incorporated under the laws of the State of Delaware in 1990 to develop and to distribute fiber optic printed circuit boards in the publishing and printing markets. The fiber optic products had only limited success. In fiscal 1994, the Company began phasing out the fiber optic operations, and began the transition into a systems integration and engineering consulting business. In 1995, the Company made a strategic shift in its business operation, to the server market.

As previously disclosed by the Company, in November 1998, the Company was informed by the investment bank that had provided financing that it would be unable to secure the additional funding required to repay an outstanding bridge loan and provide the Company with the necessary working capital to support its business plan and ongoing operations. The Company began to seek alternative financing, but was unable to secure the necessary funds.

In January 1999, the Board of Directors decided to seek buyers, strategic partners and merger opportunities to make the Company economically viable.

On March 11, 2000, Right2Web.Com, Inc. acquired 1,416,700 shares of the Company's preferred stock convertible into 92% of the outstanding shares of the Company's common stock. In return for the shares of preferred stock, Right2Web.Com, Inc. undertook to satisfy the Company's current debt and obligations and to fund its operations. The transaction was valued at $40,480 and was accounted for as a reverse merger in 2000. The preferred stock was converted into common stock in 2001.

The Company did not have any revenue during 2000 or 2001.

In February 2001, the Board of Directors and a majority of the shareholders of the Company agreed by consent to effectuate a 4 to 1 reverse stock split of the Company's then issued and outstanding shares of common stock. In accordance with Delaware General Corporate Law and the Securities Exchange Act, the Company mailed an information statement to its shareholders of record. The reverse split was effectuated in February 2001.

Effective August 31, 2001, the Company entered into a Stock Purchase Agreement ("Agreement") with Lancer Offshore, Inc., a Curacao, Netherlands Antilles corporation ("Purchaser" or "Lancer"). Under the Agreement, Lancer purchased 2,000,000 shares of the Company's Series A preferred stock, par value $.01 for the sum of $400,000 as well as options and warrants. The preferred shares converted into an aggregate of 40,000,000 shares of the Company's common stock, as adjusted on a post 100 to 1 reverse split basis, as further explained below.

In addition, under the Agreement, the Company issued warrants to Alpha Omega Group, Inc. to purchase 10,000,000 shares of the Company's common stock exercisable at $.01 per share until November 30, 2001; warrants to purchase 20,000,000 shares of the Company's common stock exercisable at $.05 per share until August 31, 2004; and warrants to purchase 20,000,000 shares of the Company's common stock exercisable at $.10 per share until August 31, 2006. In addition, Lancer also bought 670,854 shares of common stock (post 100 to 1 reverse split) from existing shareholders of the Company. In connection with the Agreement, the Company also issued additional warrants and options with cashless exercise provisions to purchase 4,000,000 shares of common stock to MacVane & Barrett, Inc. The additional shares and warrants were issued on a post 100 to 1 reverse split basis.

On September 21, 2001, the Board of Directors and a majority of the shareholders of the Company agreed by consent to change the name of the Company to "AUG Corp." and effectuate a 100 to 1 reverse stock split of the Company's then issued and outstanding shares of common stock. In accordance with Delaware General Corporate Law and the Securities Exchange Act, the Company mailed an information statement to its shareholders of record on September 24, 2001. The information statement provided information regarding the name change and reverse stock split. The name change and reverse stock split became effective on or about October 20, 2001. Upon effectiveness of the reverse stock split, there were issued and outstanding approximately 1,300,978 shares of the Company's common stock. Upon the conversion of the preferred shares issued to Lancer, an additional 40,000,000 shares of the Company's common stock were issued.

Unless otherwise noted, all share and per share amounts disclosed in this report have been restated to reflect the above reverse stock splits.

The Company currently employs two people, its chief executive officer (as a consultant), and its chief financial officer.

A. Acquisition of SyntheSys Secure Technologies, Inc.

On January 7, 2002, the Company and its wholly owned subsidiary, AUG Acquisition Corp. ("AAC"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), dated December 28, 2001 with SyntheSys Secure Technologies, Inc., a Florida corporation. ("SyntheSys"). The Merger Agreement provided that, upon the terms and subject to the conditions therein for the merger of AAC into SyntheSys, SyntheSys, the surviving corporation, became a wholly owned subsidiary of the Company. SyntheSys and AAC made the appropriate filings with the State of Florida to complete the Merger Agreement on January 7, 2002, and the company filed a Current Report on Form 8-K with the Securities and Exchange Commission disclosing the transaction.

Pursuant to the Merger Agreement, SyntheSys became a wholly owned subsidiary of the Company and the former shareholders of SyntheSys were to receive an aggregate of 5,350,259 shares of the Company's common stock (representing approximately 6.11% of the Company's common stock ) in exchange for their interest in SyntheSys. To date, for reasons discussed below, the Company has delivered 1,012,821 shares of common stock to former SyntheSys shareholders and has retained the balance of those shares (4,337,438 shares).

Prior to its merger with AAC in January, 2002 SyntheSys was a Florida corporation, with its executive offices located in Deerfield Beach, Florida. It was a secure solutions company that attempted to develop and market a variety of security-based products that function on multiple operating systems including Open VMS(TM), UNIX(TM), Linux(TM), Windows NT(TM), Windows 2000(TM) and AS400(TM). Post - Acquisition Developments at SyntheSys

Within approximately six (6) months of its acquisition by merger of SyntheSys, the Company began to discover what appeared to be discrepancies and omissions in the representations made by the management of SyntheSys during the course of merger discussions and transactions. Specifically, the Company discovered that prior to the merger, SyntheSys had entered into agreements that purported to obligate SyntheSys to perform significant financial obligations in the form of an override tied directly to future sales.

In addition, the Company also discovered post-merger that senior executives of SyntheSys had purportedly signed new employment contracts with SyntheSys on terms that were not disclosed to the Company. Additionally, the Company determined that the business prospects and technology of SyntheSys were not as represented prior to the merger. As a result, the Company withheld the delivery of 4,337,438 shares of Company common stock to former SyntheSys shareholders pursuant to the Merger Agreement. To reflect these developments at SyntheSys the Company wrote down goodwill associated with the SyntheSys acquisition equal to $19,977,468. As of the date of this report, SyntheSys has minimal operations. The Company may have claims against the former owners and management of SyntheSys which it is continuing to investigate. In turn, the former shareholders of SyntheSys, and its former management may assert claims against the Company or SyntheSys, with regard to the non-delivery of Company shares under the Merger Agreement and/or the alleged wrongful termination of the employment of certain members of the former management team.

SyntheSys' executive offices are located at 550 Fairway Drive, Suite 110, Deerfield Beach, Florida.

Biometrics Marketing, Inc.
-------------------------

In July 2002, the Company formed Biometrics Marketing Inc., ("BMI") as a wholly-owned subsidiary to perform marketing, sales and administrative functions.

Competition
-----------

The market for the Company's "crypto-controlled, biometric, smart card identification technology data" is extremely competitive, and the Company expects competition to intensify in the future. Many of the Company's potential competitors have significantly greater sales and marketing, technical, manufacturing, financial and other resources, as well as greater name recognition and larger customer base than the Company. The Company's competitors may have more extensive customer relationships, including relationships with its potential customers. If the Company is unable to compete successfully against its current and future competitors, BMI could experience pricing pressures, reduced gross margins and order cancellations, any one of which could seriously harm the Company's business.

Employees
---------

As of December 31, 2002, the Company's subsidiaries employed 13 people, in the following capacities: 2 executive officers; 5 research and technical persons; 2 administrative; and 4 sales and marketing persons. Its employees were never represented by a collective bargaining unit. The Company believes that its relations with its employees were good at year-end. See Part II, Item 6 under the heading "Subsequent Events."

Item 2.  Description of Property

The Company's executive offices are located in Boca Raton, Florida. The Company occupies its executive offices on a month to month basis at no cost, pursuant to an oral agreement with its president.

Currently, BMI leases space from SyntheSys. SyntheSys leases approximately 3,000 sq. ft. from H.E.C. Ltd. for approximately $4,700 per month. The lease expires on March 31, 2005.

Item 3.  Legal Proceedings

On February 8, 2002, HD Brous & Co, Inc. filed an action in the United States District Court for the Eastern District of New York against the Company's subsidiary, SyntheSys. By its complaint, Brous alleged that it performed investment banking services for SyntheSys and is entitled to be compensated. The Company settled the matter in May 2002 pursuant to a Confidentiality Agreement. The Company does not currently have any pending legal actions.

Item 4.  Submission of Matters to a Vote of Security Holders

         A. On December 4, 2002 the majority of the stockholders of the Company voted to change the Company's name to Biometrics Security Technology, Inc.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market for Common Equity
------------------------

The Company's common stock trades on the OTC Bulletin Board under the symbol "BMTS". The closing price on December 31, 2002 was $5.10. The following table sets forth the high and low bid quotations for the common stock for the periods indicated. These prices reflect a 4 to 1 reverse stock split effectuated February 2001 and a 100 to 1 reverse stock split effectuated in October 2001. These quotations, as reported by the NASDAQ Stock Market, reflect prices between dealers, do not include retail mark-ups, markdowns, commissions and may not necessarily represent actual transactions.

Period                                          High              Low
------                                          ----              ---

Quarter ended September 30, 2000               $   .31         $     .10
Quarter ended December 31, 2000                $   .60         $     .10
Quarter ended March 31, 2001                   $ 62.50         $   20.00
Quarter ended June 30, 2001                    $ 18.80         $   11.00
Quarter ended September 30, 2001               $ 14.00         $   11.00
Quarter ended December 31, 2001                $ 11.00         $    2.00
Quarter ended March 31, 2002                   $  5.25         $    3.00
Quarter ended June 30, 2002                    $  5.25         $    4.00
Quarter ended September 30, 2002               $  8.50         $    1.25
Quarter ended December 31, 2002                $  5.50         $    1.10

As of December 31, 2002, there were approximately 261 holders of record of the Company's common stock.

The Company has never paid cash dividends on its common stock. The Company intends to keep future earnings, if any, to finance the expansion of its business, and it does not anticipate that any cash dividends will be paid in the foreseeable future.

The Company does not have any equity compensation plans.

In February 2001, the Company retired 15,778,406 shares of common stock and 2,200,580 common stock purchase warrants and replaced these securities by issuing 3,944,602 shares of common stock and 550,212 common stock purchase warrants according to the 4 to 1 reverse stock split approved by the Company's shareholders.

In March 2001, the Company issued 65,743 shares of common stock (post 4 to 1 reverse stock split) in exchange for the total outstanding notes, warrants and accrued interest of $1,665,701.

On March 31, 2001, the Company converted 1,416,700 shares of preferred stock outstanding to 1,209,678 shares of common stock.

Effective August 31, 2001, the Company entered into a Stock Purchase Agreement whereby Lancer Offshore, Inc., a Curacao, Netherlands Antilles company ("Lancer") purchased 2,000,000 shares of Series A preferred stock convertible into 40,000,000 shares of common stock (post 100 to 1 reverse stock split) and warrants and options to purchase an aggregate of 54,000,000 shares (post 100 to 1 reverse stock split) of the Company's common stock at exercise prices ranging from $.01 to $.10 per share. The options and warrants expire on various dates ranging from November 30, 2001 through August 31, 2006. The purchase price of $400,000 has been allocated to both the warrants and options and the Series A preferred stock. A portion of these warrants were issued to Lancer, the Company's primary shareholder.

In September 2001, the Board of Directors and a majority of the shareholders of the Company voted to effectuate a 100 to 1 reverse stock split of the Company's currently issued and outstanding shares of common stock. The reverse stock split became effective on October 29, 2001.

In November 2001, the Company converted the 2,000,000 shares of Series A preferred stock owned by Lancer into 40,000,000 shares of common stock, in accordance with the Series A preferred stock designation.

In November 2001, the Company issued 27,500,000 shares of common stock for $700,000, according to a term sheet dated November 12, 2001. The Company also issued 1,375,000 additional shares of common stock valued at $35,000 to Capital Research Ltd. (a company believed to be associated with one or more Lancer employees and or consultants), as payment for consulting services performed in connection with this transaction.

In November 2001, the Company issued 10,000,000 shares of common stock to Lancer Partners, L.P. in exchange for 10,000,000 warrants previously issued on August 31, 2001 to Alpha Omega, Inc. The Company also issued 2,000,000 shares of common stock previously issued Alpha Omega, Inc., at the exercise price of $0.01 per share. These warrants contained a cash-less exercise option with an exercise price of $.0001 per share.

During the year ended December 31, 2002, the Company received loans from two companies affiliated with Lancer Offshore, Inc., the Company's primary shareholder, amounting to $1,700,000. In April 2002, the Company repaid $125,000 of the loans. As of December 31, 2002, the unpaid balances on the loans amounted to $1,575,000. The loans bear interest in a range from 10% to 12% per annum and are due 180 to 360 days from the date the loans were originated. To the extent the Company may be unable to repay these loans when due, the Company believes it can seek and receive an extension of the repayment dates from XtraCard Corp. and SMX Corp., affiliates of Lancer Offshore, Inc.

In connection with the loans, the Company also issued warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $4.00 per share to Lancer Offshore, Inc. The warrants expire three years from date of issuance in January, February, and March 2003. The Company elected to extend the terms of the loans with XtraCard Corp. and SMX Corp. in accordance with the term sheets. In consideration for extending the maturity dates by 90 days, the Company issued additional warrants to XtraCard Corp. and SMX Corp. to purchase 300,000 shares of the Company's common stock at an exercise price of $4.00 per share, expiring in three years.

In March 2002, the company issued an aggregate 6,175,000 shares of its common stock in exchange for funding from Lancer Offshore, Inc.

In July 2002, the company issued an aggregate of 9,095,000 shares of its common stock in exchange for funding from Lancer Offshore, Inc.

The above issuances of securities were exempt from registration pursuant to
Section 4(2) of the Securities Act. Shareholders had access to information concerning the Company and had the opportunity to ask questions concerning the Company. The proceeds of the issuances of securities and the loan transactions described above were used to fund the operations of the Company and its wholly owned subsidiaries.

Item. 6 Management's Discussion and Analysis or Plan of Operation

Note: Management's discussion and analysis contains various forward-looking statements within the meaning of the Securities Exchange Act of 1934. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward looking terminology such as "may," "expect," "anticipate," "estimates" or "continue" or use of negative or other variations of comparable terminology. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in forward looking statements, that these forward looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in forward looking statements.

Results of Operations
---------------------

The Company did not have revenue for the year ended December 31, 2001. Revenue for the year ended December 31, 2002 was $78,293. General and administrative costs for the year ended December 31, 2002 were $1,784,674 as compared to $246,201 for the year ended December 31, 2001. The $1,538,473 increase is primarily attributable to the acquisition of SyntheSys, the subsequent problems arising out of that acquisition, and the formation and commencement of operations of BMI.

The Company did not incur any research and development or marketing costs for the year ended December 31, 2001. In the year 2002 the Company incurred sales and marketing expense of $1,244,059 and research and development expenses of $634,379.

The Company incurred interest expense of $399,658 in 2002 on loans payable to third parties. In the year 2001 there was no interest expense.

The Company recognized a net loss for the year ended December 31, 2002, of $24,831,555 as compared to net income of $1,525,354 the fiscal year ended December 31, 2000. The main changes between 2002 and 2001 were the extraordinary gain from the extinguishment of debt of $1,663,501 in 2001, and the loss of $19,977,468 for the impairment of goodwill originally recorded as an asset from the acquisition of SyntheSys. In addition, the Company incurred $4,521,329 in operating expenses in 2002, compared to $246,281 in 2001, an increase of $4,275,048.

Liquidity and Capital Resources
-------------------------------

The Company's auditors have included a paragraph in their report on the Company's annual financial statements that expresses concern about the Company's ability to continue as a going concern. The Company's consolidated financial statements for the year ended December 31, 2002 have been prepared on a going concern basis that contemplated a realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a shareholders' deficiency of $1,557,036 and a working capital deficiency of 1,786,773 as of December 31, 2002 and has a net loss of $24,831,555 and a negative cash flow from operations of $3,926,274, for the year ended December 31, 2002. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. Management has determined that as a result of funding concerns and the inability to raise sufficient capital, the Company may be forced to reduce active operations in the coming year.

Subsequent Events
-----------------

As a result of a lack of operating capital, in May 2003, the company downsized its operations and furloughed all of its employees, except its executive management. The Company is currently evaluating its options including the possible sale or license of its technology, or seeking new investment capital.

Item 7.  Financial Statements

The financial information required in this report is included herein, commencing on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following includes the names, positions held and ages of the Company's executive officers and directors. All directors serve for one year or until their successors are elected and qualify. Directors do not presently receive compensation for their services as directors. Officers are elected by the Board and their terms of office are, except as otherwise stated in employment contracts, at the discretion of the Board.

Laurence S. Isaacson. Age 55. Mr. Isaacson has served as President and a member of the Company's Board of Directors since September, 2001. Mr. Isaacson currently devotes between 5 and 10 hours a week to the Company. Since November 2001, Mr. Isaacson has served as President and Secretary of Centrack International, Inc. Since 1995, Mr. Isaacson has been the Principal, President and CEO of Thornhill Group, Inc., a NASD member broker/dealer specializing in private placements. In addition to serving as an officer and director of various private and public companies, Mr. Isaacson was Managing Director of Strategica Capital Corporation, a Miami based merchant bank from 1994 to 1999. Mr. Isaacson graduated in 1970 from Husson College, Bangor, Maine with a Bachelor of Science Degree in Accounting and holds Series 7, 24, 27 and 63 licenses along with Florida Real Estate Broker and Florida Mortgage Broker licenses.

Jeffrey Barocas. 55. Chief Financial Officer. Mr. Barocas has served as the Chief Financial Officer of the Company since 2002. He is employed full time by the Company. Mr. Barocas previously served as the Vice President and Chief Financial Officer of Quipp, Inc. (NASD-"QUIP"), from 1996 to 2001, and served as Vice President and Chief Financial Officer of London International U.S. Holdings, Inc. (NASD (ADR's) "LONDY") from 1990-1995. Mr. Barocas graduated from St. Johns University, Jamaica, NY with a Master of Business Administration and the New York Institute of Technology, New York, New York with a Bachelor of Science in Computer Science.

Kathryn Cowen. 40. Director. As an independent director, Ms. Cowen devoted minimal time to the Company's day to day business. From March 1999 through January 2001 Ms. Cowen was Vice President of ContractorHub.com, a technology firm with headquarters located in Kent, Washington, which provides construction company clients with an electronic procurement of goods and services over the Internet. From 1997 to March 1999 Ms. Cowen was Director of Business Development for the IT Group, Inc. a provider of diversified services in the areas of consulting, engineering, construction, remediation and facilities management with headquarters located in Monroeville, Pennsylvania, which acquired the division of Flour Daniel GTI, Inc. where Ms. Cowen had been employed. From September 1992 to August 1997 Ms. Cowen was Director of Business Development for TRC Environmental Solutions, Inc., an environmental construction and engineering firm. Ms. Cowen had served on the Board of Directors of the following companies:
SMX Corp, NU D-Zine, Inc. and Centrack International, Inc. Ms. Cowen resigned as a Director of the Company effective October 2002.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and any persons who, directly or indirectly, or is indirectly the beneficial owner of more than ten percent of any class of any equity security (other than an exempted security) which is registered pursuant to section 12 of the Act, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by SEC regulation to furnish the Company with copies of all such reports they file.

To the Company's knowledge, Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners, have not been complied with for the period to which this report relates.

Item 10. Executive Compensation

Summary Compensation Table
--------------------------

The following table sets forth information relating to the compensation the Company paid during the past three fiscal years to the Company's Chief Executive Officer; and to each of its executive officers who earned more than $100,000 during the fiscal year ended December 31, 2002.

Name                                 Position Year(s)         Compensation
----                                 ----------------         ------------

Dwayne Mayo, CEO (1)                      2000                        0

Jeffrey Leventhal, CEO (2)                2001                        0

Laurence S. Isaacson                      2002                   28,000 (3)
  President, Director
                                          2001                    8,000 (3)

                                          2000                        0

Jeffrey Barocas, CFO                      2002                   99,500

--------
(1)  Resigned as CEO effective December 2000.
(2)  Left the Company in August 2001.
(3) Mr. Isaacson is the owner of Thornhill Group. Pursuant to an investment banking and advisory agreement, the Company paid consulting fees to Thornhill Group in 2001 and 2002 in these amounts for Mr. Isaacson's services, and additional fees for capital raising, as more fully described in Item 12.

Option Grants in Last Fiscal Year
---------------------------------

None.

Option Exercises and Holdings
-----------------------------

None.

Long-Term Incentive Plans Awards in Last Fiscal Year
----------------------------------------------------

None.

Employment Agreements. To date, the Company has not entered into employment agreements with its current executive officers.

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

                                  Number of Beneficially     Percentage of Outstanding
Name                                  Owned Shares           Shares Beneficially Owned
----                              ----------------------     -------------------------
Lancer Offshore, Inc.                  79,545,854                       75.9%
Alpha Omega Group, Inc.                40,000,000 (1)                   27.6%
Laurence S. Isaacson                      822,403                        .78%
Officers and Directors as a Group
 (2 people)                               872,403                        .83%
Lancer Partners, L.P.                  10,000,000                        9.5%

------------
(1)   Includes 40,000,000 shares of common stock underlying warrants.

Item 12.  Certain Relationships and Related Transactions

In 2001 and in 2002, the Company entered into investment banking and advisory agreements with Thornhill Group, Inc. ("Thornhill"). Thornhill's President, Laurence S. Isaacson, thereafter, became and has served as President of the Company as part of Thornhill's services to the Company. As a result of these agreements, the Company has paid fees earned by Thornhill in the two subject years, for securing capital needed by the Company, as follows:

                                              2001                   2002
                                              ----                   ----

Fees Paid:                                $   254,000             $  879,700
Capital Raised:                           $ 1,800,000             $7,915,000

Additionally, as previously stated Mr. Isaacson received $28,000 in 2002 as director's fees. He received $8,000 in director's fees in 2001. In 2002, $35,000 was paid to Thornhill for management services rendered to SyntheSys and BMI.

From January 2001 through October 1, 2001, the Company paid $2,000 per month to a director of the Company, Kathryn Cowen, as director's fees.

Item 13.  Exhibits, Lists and Reports on Form 8-K

(a) Exhibits

Exhibit No.   Description of Document
-----------   -----------------------

99.1.1       Certification of principal executive officer
99.1.2       Certification of principal accounting officer

(b) Reports on Form 8-K

The following reports on Form 8-K were filed during the last quarter of the period covered by this report and the period subsequent to the period covered by this report:

The Company filed a Current Report on Form 8-K disclosing that on December 4, 2002, the Company changed its name from AUG, Inc. to Biometrics Security Technology, Inc.

The Company filed a Current Report on Form 8-K disclosing that on May 8, 2003 that it was working diligently to complete its 10KSB.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Boca Raton, Florida on July 11, 2003.


                                          BIOMETRICS SECURITY TECHNOLOGY, INC.




                                          By:/s/Laurence S. Isaacson
                                             -----------------------
                                             Laurence S. Isaacson
                                             President

DATED:  July 11, 2003

                      BIOMETRICS SECURITY TECHNOLOGY, INC.
                              (FORMERLY AUG CORP.)
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002

                      BIOMETRICS SECURITY TECHNOLOGY, INC.
                              (FORMERLY AUG CORP.)
                                AND SUBSIDIARIES



                                    CONTENTS
                                    --------


PAGE               F-1       INDEPENDENT AUDITORS' REPORT

PAGE               F-2       CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2002

PAGE               F-3       STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
                             DECEMBER 31, 2002 (CONSOLIDATED) AND 2001

PAGE               F-4       STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DEFICIENCY) FOR THE YEARS ENDED DECEMBER 31, 2002
                             (CONSOLIDATED) AND 2001

PAGE               F-5       STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                             DECEMBER 31, 2002 (CONSOLIDATED) AND 2001

PAGES           F-6 - 18     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
  Biometrics Security Technology, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Biometrics Security Technology, Inc. (formerly AUG Corp.) and Subsidiaries as of December 31, 2002 and the related statements of operations, changes in stockholders' equity (deficiency) and cash flows for the years ended December 31, 2002 (consolidated) and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Biometrics Security Technology, Inc. and Subsidiaries as of December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 (consolidated) and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has a net loss of $24,831,555 and a negative cash flow from operations of $3,926,274 for the year ended December 31, 2002, and has a working capital deficiency of $1,786,773 and a stockholders' deficiency of $1,557,036 at December 31, 2002. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEINBERG & COMPANY, P.A.

Boca Raton, Florida
April 30, 2003, except for Note 9 which is as of May 30, 2003

                      BIOMETRICS SECURITY TECHNOLOGY, INC.
                              (FORMERLY AUG CORP.)
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002
                                -----------------

                                     ASSETS
                                     ------

CURRENT ASSETS
 Cash and cash equivalents                                                                        $           27,858
 Prepaid expenses and other assets                                                                            65,462
                                                                                                  ------------------
     Total Current Assets                                                                                     93,320

FURNITURE, FIXTURES AND EQUIPMENT, NET                                                                       209,737
                                                                                                  ------------------

TOTAL ASSETS                                                                                      $          303,057
------------                                                                                      ==================




                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES

 Accounts payable                                                                                 $          313,229
 Accrued expenses                                                                                            126,450
 Loans payable and accrued interest to related parties, net of discount of $269,167                        1,440,414
                                                                                                  ------------------
     Total Current Liabilities                                                                             1,880,093
                                                                                                  ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
 Preferred stock, Series A, $.01 par value, 2,000,000 shares authorized, none issued
   and outstanding                                                                                                --
 Common stock, $.0001 par value, 148,000,000 shares authorized, 104,780,223
  shares issued and outstanding                                                                               10,479
 Additional paid-in capital                                                                               45,511,254
 Accumulated deficit                                                                                     (47,098,769)
                                                                                                  ------------------
     Total Stockholders' Deficiency                                                                       (1,557,036)
                                                                                                  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                    $          303,057
----------------------------------------------                                                    ==================




          See accompanying notes to consolidated financial statements.
                                       F-2

                      BIOMETRICS SECURITY TECHNOLOGY, INC.
                              (FORMERLY AUG CORP.)
                                AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                 ----------------------------------------------

                                                                                      2002
                                                                                 (Consolidated)            2001
                                                                                 --------------       ------------
REVENUES, NET                                                                      $     78,293       $         --

COST OF SALES                                                                            11,393                 --
                                                                                   ------------       ------------

GROSS PROFIT                                                                             66,900                 --
                                                                                   ------------       ------------

OPERATING EXPENSES
 Salaries, wages and consulting                                                       2,736,655                 --
 General and administrative expenses                                                  1,784,674            246,281
 Loss on impairment of goodwill                                                      19,977,468                 --
                                                                                   ------------       ------------
       Total Operating Expenses                                                      24,498,797            246,281
                                                                                   ------------       ------------

LOSS FROM OPERATIONS                                                                (24,431,897)          (246,281)
                                                                                   ------------       ------------

OTHER (EXPENSE) INCOME
 Gain on settlement of accounts payable                                                      --            108,134
 Interest, net                                                                         (399,658)                --
                                                                                   ------------       ------------
       Total Other (Expense) Income                                                    (399,658)           108,134
                                                                                   ------------       ------------

LOSS BEFORE EXTRAORDINARY ITEM                                                      (24,831,555)          (138,147)

 Gain from extinguishment of debt                                                            --          1,663,501
                                                                                   ------------       ------------

NET (LOSS) INCOME                                                                  $(24,831,555)      $  1,525,354
-----------------                                                                  ============       ============

Net (loss) income per share of common stock
 Basic                                                                             $       (.26)      $        .15
                                                                                   ============       ============
 Diluted                                                                           $       (.26)      $        .06
                                                                                   ============       ============

Weighted average number of shares outstanding during the period
 Basic                                                                               95,605,548          9,915,928
                                                                                   ============       ============
 Diluted                                                                             95,605,548         23,860,107
                                                                                   ============       ============



          See accompanying notes to consolidated financial statements.
                                       F-3

   BIOMETRICS SECURITY TECHNOLOGY, INC. (FORMERLY AUG CORP.) AND SUBSIDIARIES
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                 ----------------------------------------------

                       Preferred Stock          Common Stock      Additional      Treasury Stock                    Stockholders'
                       Shares                 Shares               Paid-In        Shares               Accumulated      Equity
                    Outstanding  Amount    Outstanding   Amount    Capital     Outstanding  Amount       Deficit     (Deficiency)
                    ----------- --------  ------------- --------  ------------ ----------- ---------  ------------- -------------
Balance,
 December 31, 2000   1,416,700  $ 14,167        39,543  $      4  $ 21,956,164        --   $      --  $(23,792,568) $ (1,822,233)

Issuance of common
 stock for extin-
 guishment of debt          --        --        65,743         7         2,193        --          --            --         2,200

Conversion of
 preferred
 stock to
 common stock       (1,416,700)  (14,167)    1,209,678       121        14,046        --          --            --            --

Issuance of
 preferred
 stock and stock
 warrants to new
 owners              2,000,000    20,000            --        --       172,500   670,854     207,500            --       400,000

Issuance of
 treasury stock             --        --            --        --            --  (670,854)   (207,500)           --      (207,500)

Issuance of
 common stock
 for cash, net              --        --    27,500,000     2,750       606,250        --          --            --       609,000

Issuance of common
 stock for services         --        --     1,375,000       138        34,862        --          --            --        35,000

Conversion of
 preferred
 stock to
 common stock       (2,000,000)  (20,000)   40,000,000     4,000        16,000        --          --            --            --

Exercise of
 common stock
 purchase
 warrants, net              --        --    12,000,000     1,200        85,800        --          --            --        87,000

Net income                  --        --            --        --            --        --          --     1,525,354     1,525,354
                    ----------  --------  ------------  --------  ------------ ---------   ---------  ------------  ------------
Balance,
 December 31, 2001          --        --    82,189,964     8,220    22,887,815        --          --   (22,267,214)      628,821

Issuance of common
 stock to acquire
 SyntheSys                  --        --     5,350,259       535    19,581,413        --          --            --    19,581,948

Issuance of common
 stock for cash, net        --        --    14,920,000     1,492     2,391,008        --          --            --     2,392,500

Issuance of
 shares for
 consulting services        --        --       350,000        35        51,215        --          --            --        51,250

Cashless exercise
 of warrants                --        --     1,970,000       197          (197)       --          --            --            --

Issuance of stock
 purchase warrants
 to related party
 in connection
 with debt                  --        --            --        --       600,000        --          --            --       600,000

Net loss                    --        --            --        --            --        --          --   (24,831,555)  (24,831,555)
                    ----------  --------  ------------  --------  ------------ ---------   ---------  ------------  ------------
BALANCE,
 DECEMBER 31, 2002
 (CONSOLIDATED)             --  $     --   104,780,223  $ 10,479  $ 45,511,254        --   $      --  $(47,098,769) $ (1,557,036)
                    ==========  ========  ============  ========  ============ =========   =========  ============  ============

          See accompanying notes to consolidated financial statements.

                      BIOMETRICS SECURITY TECHNOLOGY, INC.
                              (FORMERLY AUG CORP.)
                                AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                 ----------------------------------------------

                                                                                             2002
                                                                                        (Consolidated)      2001
                                                                                        -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (Loss) Income                                                                      $(24,831,555)   $  1,525,354
 Adjustments to reconcile net (loss) income to net cash
  used in operating activities:
    Depreciation                                                                              69,332              --
    Amortization of discount on notes payable                                                330,833              --
    Gain from extinguishment of debt                                                              --      (1,663,501)
    Loss from impairment of goodwill                                                      19,977,468              --
    Stock issued for consulting services                                                      51,250          35,000
    Gain on settlement of accounts payable                                                        --        (108,134)
 Changes in assets and liabilities:
    Prepaid expenses and other current assets                                                 19,028              --
    Accounts payable                                                                         279,905              --
    Accrued expenses                                                                         108,640         (70,312)
    Accrued interest payable                                                                  68,825              --
                                                                                        ------------    ------------
       Net Cash Used In Operating Activities                                              (3,926,274)       (281,593)
                                                                                        ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Payment for pending merger                                                                       --        (600,000)
 Capital expenditures to purchase Company                                                         --        (207,500)
 Purchases of furniture, fixtures and equipment                                             (236,882)             --
 Cash acquired in acquisition                                                                187,435              --
                                                                                        ------------    ------------
       Net Cash Used In Investing Activities                                                 (49,447)       (807,500)
                                                                                        ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock, net                                               2,392,500       1,096,000
 Proceeds from loans payable to related party                                              1,575,000              --
                                                                                        ------------    ------------
       Net Cash Provided By Financing Activities                                           3,967,500       1,096,000
                                                                                        ------------    ------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                              (8,221)          6,907

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                                 36,079          29,172
                                                                                        ------------    ------------

CASH AND CASH EQUIVALENTS - END OF YEAR                                                 $     27,858    $     36,079
---------------------------------------                                                 ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
----------------------------------

During the year ended December 31, 2002, the Company issued stock purchase warrants to a related party in connection with debt having a fair value of $600,000, which was accounted for as a discount on the related notes payable.

During the year ended December 31, 2002, 350,000 shares of common stock were issued (275,000 shares valued at $0.05 per share and 75,000 shares valued at $.50 per share) for the payment of services valued at $51,250.

During the year ended December 31, 2001, 65,743 shares of common stock valued at $2,200 were issued for the extinguishment of debt consisting of notes and interest valued at $1,665,701. A gain on extinguishment of debt was recognized for $1,663,501.

          See accompanying notes to consolidated financial statements.
                                       F-5

                      BIOMETRICS SECURITY TECHNOLOGY, INC.
                              (FORMERLY AUG CORP.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                           --------------------------

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------ -----------------------------------------------------------

       (A) Organization
       ----------------

       Biometrics Security Technology, Inc. (formerly AUG Corp.) (the "Company"), was incorporated in 1990. The Company operated in the fiber optics market until 1994 and subsequently in the server market. Having limited success in these markets, on March 11, 2000, Right2Web.Com, Inc. acquired 1,416,700 shares of the Company's preferred stock convertible into 92% of the outstanding shares of the Company's common stock. In return for the shares of preferred stock, Right2Web.Com, Inc. undertook to satisfy the Company's current debt and obligations, and fund its operations. The transaction was valued at $40,480 and was accounted for as a reverse merger in 2000. The preferred stock was converted into common stock in 2001. In September 2001, the Board of Directors and a majority of the stockholders of the Company voted to change the name of the Company to AUG Corp. The name change became effective on October 29, 2001.

       In February 2001, the Board of Directors and a majority of the stockholders of the Company agreed by consent to effectuate a 4 to 1 reverse stock split of the Company's then issued and outstanding shares of common stock. In accordance with Delaware General Corporate Law and the Securities Exchange Act, the Company mailed an information statement to its stockholders of record. The reverse stock split was effectuated in February 2001.

       Effective August 31, 2001, the Company entered into a Stock Purchase Agreement ("Agreement") with Lancer Offshore, Inc. ("Lancer") a Curacao, Netherlands Antilles corporation. Under this Agreement, Lancer acquired 2,000,000 shares of the Company's Series A Preferred Stock, par value $.01 and 670,854 shares of the Company's common stock (post 100:1 reverse stock split) for the sum of $400,000 (see Note 4(C) for 2001). Also see
       Note 3(B) for disclosure regarding the Company's use of the $400,000. The preferred shares were convertible into an aggregate of 40,000,000 common shares, par value $.0001, upon the completion of a 100:1 reverse stock split of the Company's common stock (See Note 4).

       In addition, under the Agreement, the Company issued warrants to Alpha Omega Group, Inc., a company related to and controlled by Lancer to purchase 10,000,000 shares of the Company's common stock exercisable at $.01 per share until November 30, 2001; warrants to purchase 20,000,000 shares of the Company's common stock exercisable at $.05 per share until August 31, 2004; and warrants to purchase 20,000,000 shares of the Company's common stock exercisable at $.10 per share until August 31,

                      BIOMETRICS SECURITY TECHNOLOGY, INC.
                              (FORMERLY AUG CORP.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                           --------------------------

       2006. In accordance with the Agreement, the Company also issued to MacVane & Barrett, Inc., another company controlled by Lancer an option to purchase 2,000,000 shares of the Company's common stock along with warrants to purchase 1,000,000 shares of the Company's common stock exercisable at $.05 per share until August 31, 2004 and was also issued warrants to purchase 1,000,000 shares of the Company's common stock at $.10 per share until August 31, 2006. The additional options and warrants were issued on a post 100 to 1 reverse stock split basis.

       In January 2002, the Company acquired 100% of the common stock of Synthesys Secure Technologies, Inc. ("SyntheSys"). The purchase price of the investment amounted to $20,181,948, and was comprised of a cash payment of $600,000 made in December 2001, and the issuance of 5,350,259 shares of restricted common stock valued at $19,581,948. The shares were valued at the average quoted trading price during the acquisition period. The fair value of the investment at the acquisition date was determined to be $204,480. The excess of the purchase price over the fair value of the investment in the amount of $19,977,468 was accounted for as goodwill. For reasons discussed below, the Company delivered 962,821 shares of common stock to former SyntheSys shareholders and has retained the balance (4,387,438) of these shares. During the fourth quarter, the Company recorded an impairment charge relating to the goodwill (See Note 1(G)). The accompanying consolidated statement of operations for the year ended December 31, 2002 include the results of operations of SyntheSys from the acquisition date through December 31, 2002.

       For comparison purposes, following are the summarized unaudited pro forma consolidated results of operations for the year ended December 31, 2001, assuming the acquisition of SyntheSys had taken place at the beginning of 2001. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed when assumed.

       Net revenues                                       $            81,570
       Loss from operations                               $          (634,456)
       Net income                                         $         1,041,193
       Net income per share:
         Basic                                            $              0.07
         Diluted                                          $              0.04

       The pro forma effects of the acquisition for 2002 are immaterial to the consolidated financial statements since the acquisition occurred in January 2002.

                      BIOMETRICS SECURITY TECHNOLOGY, INC.
                              (FORMERLY AUG CORP.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                           --------------------------

       Prior to its merger with the Company in January 2002, SyntheSys was a Florida corporation, with its executive offices located in Deerfield Beach, Florida. It was a secure solutions company that attempted to develop and market a variety of security-based products that function on multiple operating systems including Open VMS(TM), UNIX(TM), Linux(TM), Windows NT(TM), Windows 2000(TM) and AS400(TM).

       Post-Acquisition Development at SyntheSys
       -----------------------------------------

       Within approximately six months of its acquisition by merger of SyntheSys, the Company began to discover what appeared to be discrepancies and omissions in the representation made by the management of SyntheSys during the course of merger discussions and transactions. Specifically, the Company discovered that, prior to the merger, SyntheSys had entered into agreements that purported to obligate SyntheSys to perform significant financial obligations in the form of paying an override tied directly to future sales.

       In addition, the Company also discovered post-merger that senior executives of SyntheSys had purportedly signed new employment contracts with SyntheSys on terms that were not disclosed to the Company. Additionally, the Company determined that the business prospects and technology of SyntheSys were not as represented prior to the merger. As a result, the Company withheld the delivery of 4,387,438 shares of the Company's common stock to former SyntheSys stockholders pursuant to the merger agreement. To date, SyntheSys has minimal operations. The Company may have claims against former owners and management of SyntheSys, which it is continuing to investigate. In turn, the former stockholders of SyntheSys, and its former management may assert claims against the Company or SyntheSys, with regard to the non-delivery of the Company's shares under the merger agreement and/or the alleged wrongful termination of the employment of certain members of the former management team (See
       Note 7(C)).

       In July 2002, the Company incorporated Biometrics Marketing Inc. ("BMI"), which is a 100% wholly owned subsidiary. BMI performs marketing, sales and administrative functions.

       On December 4, 2002, the Board of Directors and a majority of the stockholders of the Company voted to change the name of the Company to Biometrics Security Technology, Inc.

       The 2002 consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Synthesys and BMI. All inter-company accounts and transactions have been eliminated in consolidation.

                      BIOMETRICS SECURITY TECHNOLOGY, INC.
                              (FORMERLY AUG CORP.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                           --------------------------

       (B) Use of Estimates
       --------------------

       In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

       (C) Cash and Cash Equivalents
       -----------------------------

       For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

       (D) Fair Value of Financial Instruments
       ---------------------------------------

       The carrying amounts of the Company's accounts payable, accrued liabilities and debt approximate fair value due to the relatively short-term nature of these instruments.

       (E) Revenue Recognition
       -----------------------

       Revenues and related costs are recognized when products are shipped or services are rendered to and accepted by the customer. Revenues in the accompanying consolidated statement of operations for the year ended December 31, 2002 were predominately from services rendered.

       (F) Income Taxes
       ----------------

       Deferred tax assets or liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has recorded a full valuation allowance against deferred tax assets resulting from the net operating loss carry-forwards of approximately $26,000,000, because the realization of such deferred tax assets is not considered more likely than not.

                      BIOMETRICS SECURITY TECHNOLOGY, INC.
                              (FORMERLY AUG CORP.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                           --------------------------

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

       During the fourth quarter of 2002, the Company determined that future cash flows were not sufficient to support the carrying amount of the goodwill associated with the acquisition of Synthesys. As a result, the Company recorded an impairment charge of $19,977,468 in the accompanying consolidated statement of operations for the year ended December 31, 2002.

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

       (J) Recent Accounting Pronouncements
       ------------------------------------

       Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes Financial Accounting Standards Board ("FASB") Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.

                      BIOMETRICS SECURITY TECHNOLOGY, INC.
                              (FORMERLY AUG CORP.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                           --------------------------

       SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002.

       SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

       SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement shall be effective for financial statements for fiscal years ending after December 15, 2002, with earlier application permitted.

       The adoption of these pronouncements will not have a material effect on the Company's consolidated financial position or results of operations.

       (K) Reclassifications
       ---------------------

       Certain prior year amounts have been reclassified to conform to the current year's presentation.

NOTE 2 FURNITURE, FIXTURES AND EQUIPMENT
------ ---------------------------------

       The furniture, fixtures and equipment were acquired with the acquisition of the assets of Synthesys on January 7, 2002 with a net book value of $42,187. During the year ended December 31, 2002, the Company has acquired additional computer hardware and software of approximately $237,000 to increase the infrastructure of its information technology support and development capabilities.

                      BIOMETRICS SECURITY TECHNOLOGY, INC.
                              (FORMERLY AUG CORP.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                           --------------------------

       Furniture, fixtures and equipment at December 31, 2002 consist of the following:

       Furniture and fixtures                        $                10,888
       Computer hardware                                              99,219
       Computer software                                             155,155
       Equipment                                                      13,807
                                                      ----------------------
                                                                     279,069
       Less: accumulated depreciation                                (69,332)
                                                      ----------------------
                                                      $              209,737
                                                      ======================

       Depreciation expense for the year ended December 31, 2002 amounted to $ 69,332.

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

       In March 2001, the Company issued 65,743 shares of common stock (post 4:1 reverse stock split; see Note 4) in exchange for the total outstanding notes, warrants and accrued interest of $1,665,701. The stock was valued at $2,200 based on an independent appraisal, creating a gain on the extinguishment of debt in the amount of $1,663,501. This gain is reflected in the accompanying statement of operations as an extraordinary gain on the extinguishment of debt.

       (B) Accounts Payable and Other Liabilities
       ------------------------------------------

       In accordance with the Agreement (See Note 1), the Company was to use the $400,000 proceeds to satisfy any and all of the Company's obligations. The Company made payments to settle accounts payable and other liabilities totaling $192,500. The balance of funds remaining after liquidating these liabilities, totaling $207,500, was paid to certain previous stockholders to acquire their 670,854 (post 100:1 reverse stock split) shares which where subsequently issued to Lancer (See Note 4(C) for 2001).

                      BIOMETRICS SECURITY TECHNOLOGY, INC.
                              (FORMERLY AUG CORP.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                           --------------------------

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

NOTE 4 STOCKHOLDERS' DEFICIENCY
------ ------------------------

       2002
       ----

       (A) Common Stock Issued for Acquisition
       ---------------------------------------

       In January 2002, the Company acquired 100% of the common stock of Synthesys. In connection with the purchase, the Company issued 5,350,259 shares of restricted common stock in August 2002 valued at $19,581,948. The shares were valued at the average quoted trading price during the acquisition period.

       (B) Issuance of Common Stock for Cash and Services
       --------------------------------------------------

       During the year ended December 31, 2002, the Company issued 14,920,000 shares of common stock for $2,392,500, net of direct costs of $357,500 to an affiliated party (see Note 6), according to various term sheets. The Company also issued 350,000 shares of common stock valued at $51,250 for consulting services related to the issuances.

       (C) Exercise of Common Stock Warrants
       -------------------------------------

       In May 2002, the Company issued 1,970,000 shares of common stock for two 1,000,000 warrants in a cash-less exercise of those warrants with exercise prices of $.035 and $.05 per share.

       (D) Issuance of Common Stock Warrants to Related Parties
       --------------------------------------------------------

       In connection with related party loans, the Company issued warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $4.00 per share (See Note 6). The warrants expire from September 30, 2005 through December 12, 2005. The warrants were valued at $600,000 and have been recorded as a discount on notes payable and an increase to additional paid-in capital.

                      BIOMETRICS SECURITY TECHNOLOGY, INC.
                              (FORMERLY AUG CORP.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                           --------------------------

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

       (A) Issuance of Common Stock for Debt
       -------------------------------------

       In March 31, 2001, 65,743 shares of common stock were issued for the settlement of debt. The shares were valued at $2,200 using the fair value as determined by an independent appraiser (See Note 3(A)).

       (B) Conversion of Outstanding Preferred Stock
       ---------------------------------------------

       In March 31, 2001, the Company converted the 1,416,700 shares of preferred stock outstanding to 1,209,678 shares of common stock.

       (C) Purchase of Common Stock from Stockholders and Issuance of Preferred
       ------------------------------------------------------------------------
       Stock, Common Stock and Warrants to New Stockholders
       ----------------------------------------------------

       Effective August 31, 2001, the Company entered into a Stock Purchase Agreement whereby Lancer purchased 670,854 shares of common stock from existing stockholders, 2,000,000 shares of newly issued Series A preferred stock convertible into 40,000,000 shares of common stock (post 1001 to 2 reverse stock split) and warrants and options to purchase 54,000,000 shares of the Company's common stock at exercise prices ranging from $.01 to $.10 per share. The options and warrants expire from November 30, 2001 through August 31, 2006. The purchase price of $400,000 has been allocated to both the warrants and options and the Series A Preferred Stock. The options and warrants were issued to Lancer and related companies of Lancer.
                                      F-14

                      BIOMETRICS SECURITY TECHNOLOGY, INC.
                              (FORMERLY AUG CORP.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                           --------------------------

       (D) Issuance of Common Stock for Cash
       -------------------------------------

       In November 2001 the Company issued 27,500,000 shares of common stock for $609,000, net of direct costs of $91,000 to an affiliated party (See Note
       6), according to a Term Sheet dated November 12, 2001. The Company also incurred consulting fees related to the issuance of this stock, and issued 1,375,000 additional shares of common stock in payment of these expenses valued at $35,000 to Capital Research, Ltd. (a company believed to be associated with one or more Lancer employees and/or consultants).

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

       (F) Exercise of Common Stock Warrants
       -------------------------------------

       In November 2001, the Company issued 10,000,000 shares of common stock to Lancer Partners, L.P. in exchange for 10,000,000 warrants previously issued on August 31, 2001 to Alpha Omega, Inc. at a cash-less exercise price of $.01 per share, net of direct costs of $13,000 to an affiliated party (See Note 6). The Company also issued 2,000,000 shares of common stock for 2,000,000 warrants previously issued on August 31, 2001. These warrants contained a cash-less exercise option with an exercise price of $.0001 per share.

NOTE 5 EARNINGS (LOSS) PER SHARE
------ -------------------------

       The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for "loss before extraordinary item" and "extraordinary item".

                                                                    For the Year Ended December 31, 2001
                                                     ----------------------------------------------------------------
                                                            Income                    Shares              Per Share
                                                         (Numerator)              (Denominator)             Amount
                                                     ------------------       --------------------  -----------------
       Basic EPS
        Loss before extraordinary item               $         (138,147)               9,915,928    $           (.01)

        Extraordinary item                           $        1,663,501                9,915,928    $            .17

       Effect of Dilutive Securities
        Warrants                                                                      13,944,179
                                                                              ------------------

       Diluted EPS
        Extraordinary item                           $        1,663,501               23,860,107    $            .07

        Loss before extraordinary item               $         (138,147)               9,915,928    $           (.01)

                      BIOMETRICS SECURITY TECHNOLOGY, INC.
                              (FORMERLY AUG CORP.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                           --------------------------

       Warrants to purchase 13,944,179 shares of common stock were not included in the calculation of diluted EPS for "loss before extraordinary item" as the effect would be anti-dilutive.

NOTE 6 AFFILIATED PARTY TRANSACTIONS
------ -----------------------------

       The Company pays a licensed broker dealer corporation owned by the president, fees for all funds raised for the Company from parties introduced by the broker dealer. Fees associated with transactions resulting in the issuances of common stock are recorded as a reduction of additional paid-in capital (See Note 4(B) and (D) for 2002 and 4(D) and (F) for 2001).

       During the year ended December 31, 2002, the Company received loans from two companies affiliated with Lancer, the Company's primary stockholder, amounting to $1,700,000. In April 2002, the Company repaid $125,000 of the loans. At December 31, 2002, the unpaid balances on the loans amounted to $1,575,000. The loans bear interest in a range from 10% to 12% and are due 180 to 360 days from the date the loans were originated. To the extent the Company may be unable to repay these loans when due, the Company believes it can seek and receive an extension of the repayment dates from the affiliates of Lancer.

       In connection with the loans, the Company paid $593,450 to an affiliated party in payment of consulting fees relating to the loans. Such amounts are included in professional fees in the accompanying consolidated statement of operations for the year ended December 31, 2002.

       In connection with the debt, the Company issued warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $4.00 per share to Lancer (See Note 4(D) for 2002). The warrants expire 3 years from date of issuance. The Company valued the warrants using the Black-Scholes pricing model resulting in a recorded discount on the debt and an increase to additional paid-in capital of $600,000. The discount is amortized to interest expense over the term of the debt. For the year ended December 31, 2002, $330,833 was amortized to interest expense and $269,167 of the discount remained at December 31, 2002.

                      BIOMETRICS SECURITY TECHNOLOGY, INC.
                              (FORMERLY AUG CORP.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                           --------------------------

       In January, February, and March 2003 the Company elected to extend the terms of the debt with the two affiliates of Lancer in accordance with the term sheets. In consideration for extending the maturity dates by 90 days, the Company issued additional warrants to XtraCard, Corp. to purchase 300,000 shares of the Company's common stock at an exercise price of $4.00 per share, expiring in 3 years.

       Since the value assigned to the warrants issued in connection with the debt exceeded the loan amounts, the amount assigned to the warrants was equal to the original loan amounts.

NOTE 7 COMMITMENTS AND CONTINGENCIES
------ -----------------------------

       (A) Operating Lease Agreements
       ------------------------------

       Future minimum lease payments under the Company's operating lease for office facilities are as follows as of December 31, 2002:


                                     2003                       $       39,491
                                     2004                               41,469
                                     2005                               10,709
                                                                --------------

                                    Total                       $       91,669
                                                                ==============

       Rent expense for the year ended December 31, 2002 amounted to $ 78,723.

       (B) Accrued Employee Salaries
       -----------------------------

       The Company implemented a salary reduction program in December 2002 for certain of its employees. The salary reductions ranged form 25% to 50% of employee base wages. The Company has accrued for these unpaid wages and hopes to pay employees as funds become available. Accrued salaries at December 31, 2002 are $55,812.

       (C) Acquisition of SyntheSys
       ----------------------------

       Former stockholders of Synthesys, and its former management may assert claims against the Company or Synthesys, with regard to the non-delivery of the Company's shares of common stock under the merger agreement and/or the alleged wrongful termination of the employment of certain members of the former management team (See Note 1).

                      BIOMETRICS SECURITY TECHNOLOGY, INC.
                              (FORMERLY AUG CORP.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                           --------------------------

NOTE 8 LITIGATION
------ ----------

       During March 2002 an investment broker, alleging breach of an investment-banking contract, brought an action against the Company's subsidiary Synthesys, prior to the acquisition by AUG CORP. This lawsuit was settled in May 2002 by a confidential agreement between the parties that resulted in no change to the Company's consolidated financial position, results of operations or cash flows.

       During May 2002 an action was brought against the Company's subsidiary Synthesys by a consulting firm alleging it performed business and technical services for which it is entitled to be compensated. This lawsuit was settled in September 2002 by an agreement for the Company to pay $25,000. This settlement is included in Consulting Services for the year ended December 31, 2002.

NOTE 9 GOING CONCERN
------ -------------

       The Company's consolidated financial statements as of December 31, 2002 and for the year ended December 31, 2002 has been prepared on a going concern basis, which contemplates a realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a net loss of $24,831,555 and a negative cash flow from operations of $3,926,274 for the year ended December 31, 2002, and has a working capital deficiency of $1,786,773 and a stockholders' deficiency of $1,557,036 at December 31, 2002. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       The ability of the Company to continue as a going concern is dependant on the Company's ability to raise additional capital, and implement its business plan. Management believes that actions presently taken to obtain additional funding, and its ability to reduce operating expenses, provide the opportunity for the Company to continue as a going concern.

       As a result of a lack of operating capital, in May 2003, the Company downsized its operations and furloughed all of its employees, except its executive management. The Company is currently evaluating its options including the possible sale or license of its technology, or seeking new investment capital.

NOTE 10  SUBSEQUENT EVENTS
-------  -----------------

       During January 2003 the Company borrowed an aggregate of $500,000 from Lancer and issued promissory notes with 10% interest and repayment terms of 12 months. The promissory notes are convertible into common stock of the Company with an exercise price of $3.00 per share. If the notes are not repaid in full, the conversion price of $3.00 per share is reduced by $0.25 for every 30 days the notes are not repaid or converted.